Form 10-Q
period 1996-04-21
FOOD 4 LESS HOLDINGS INC /DE/
filed 1996-05-29
CIK 936523

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


        For Quarter Ended                          Commission File Number
         April 21, 1996                                  33-88894



                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



                   DELAWARE                         33-0642810
       (State or other jurisdiction of           (I.R.S Employer
        incorporation or organization)         Identification Number)


          1100 West Artesia Boulevard
              Compton, California                     90220
   (Address of principal executive offices)         (Zip code)



                                 (310) 884-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No______.
                                               -----
At May 29, 1996, there were 17,207,882 shares of Common Stock outstanding. There is no public market for the Common Stock.

                                FOOD 4 LESS HOLDINGS, INC.
                                           INDEX


                                                                             Page
                                                                             ----

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated balance sheets as of
               January 28, 1996 and April 21, 1996  . . . . . . . . . . . ..  2

           Consolidated statements of operations for the 12 weeks ended
               April 23, 1995 and April 21, 1996  . . . . . . . . . . . . ..  4

           Consolidated statements of cash flows for the 12 weeks ended
               April 23, 1995 and April 21, 1996  . . . . . . . . . . . . ..  5

           Consolidated statements of stockholders' equity as of
               January 28, 1996 and April 21, 1996  . . . . . . . . . . . ..  7

           Notes to consolidated financial statements . . . . . . . . . . ..  8


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . ..  11


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . ..  15

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . ..  16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                January 28,        April 21,
                                  ASSETS                                           1996             1996
                                                                              -------------   --------------
                                                                                                  (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     67,983       $   58,542
    Trade receivables, net                                                          60,948           65,597
    Notes and other receivables                                                      6,452            4,689
    Inventories                                                                    502,669          483,380
    Patronage receivables from suppliers                                             4,557            1,535
    Prepaid expenses and other                                                      34,855           31,990
                                                                               -----------      -----------
        Total current assets                                                       677,464          645,733

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                                     7,288            7,020
    Certified Grocers of California  and others                                      4,926            4,926

PROPERTY AND EQUIPMENT:
    Land                                                                           183,125          183,125
    Buildings                                                                      196,551          196,691
    Leasehold improvements                                                         251,856          252,211
    Fixtures and equipment                                                         441,760          459,883
    Construction in progress                                                        61,296           57,204
    Leased property under capital leases                                           189,061          189,702
    Leasehold interests                                                            114,475          109,992
                                                                                ----------       ----------
                                                                                 1,438,124        1,448,808
    Less:  Accumulated depreciation and amortization                               226,451          242,198
                                                                                ----------      -----------

        Net property and equipment                                               1,211,673        1,206,610

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $6,964 and $10,300 at  January 28, 1996 and
        April 21, 1996,  respectively                                               94,100           94,336
    Goodwill, less accumulated amortization of $60,407
        and $67,609 at January 28, 1996 and
        April 21, 1996, respectively                                             1,173,445        1,166,243
    Other, net                                                                      19,233           19,907
                                                                               -----------      -----------

                                                                                $3,188,129       $3,144,775
                                                                                 =========        =========


The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               January 28,        April 21,
    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                1996            1996
                                                                              ------------   --------------
                                                                                                 (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                             $ 385,500        $ 372,731
    Accrued payroll and related liabilities                                         94,011           93,627
    Accrued interest                                                                23,870           56,022
    Other accrued liabilities                                                      276,162          268,664
    Income taxes payable                                                               596              596
    Current portion of self-insurance liabilities                                   21,785           22,004
    Current portion of senior debt                                                  31,735           38,979
    Current portion of obligations under capital leases                             22,261           23,298
                                                                                ----------      -----------
         Total current liabilities                                                 855,920          875,921

SENIOR DEBT, net of current portion                                              1,226,302        1,200,035

OBLIGATIONS UNDER CAPITAL LEASES                                                   130,784          126,215

SENIOR SUBORDINATED DEBT                                                           671,222          671,222

HOLDINGS DEBENTURES                                                                247,917          255,770

DEFERRED INCOME TAXES                                                               17,988           17,988

SELF-INSURANCE LIABILITIES                                                         127,200          129,856

LEASE VALUATION RESERVE                                                             25,182           24,273

OTHER NON-CURRENT LIABILITIES                                                       74,412           72,127

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDER'S EQUITY:
    Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; 16,683,244 shares issued at January 28,
         1996 and April 21, 1996 (aggregate liquidation value of
         $174.2 million and $177.1 million at January 28, 1996
         and April 21, 1996, respectively)                                         161,831          161,831
    Convertible Series B Preferred Stock, $.01 par value,
         25,000,000 shares authorized; 3,100,000 shares issued
         at January 28, 1996 and April 21, 1996 (aggregate liquidation value of $32.4 million and $32.9 million at January 28, 1996
         and April 21, 1996, respectively)                                          31,000           31,000
    Common Stock, $.01 par value, 60,000,000 shares authorized at January 28, 1996 and April 21, 1996; 17,207,882 shares
         issued at January 28, 1996 and April 21, 1996                                 172              172
    Non-Voting Common Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at January 28, 1996 or
         April 21, 1996                                                                 --               --
    Additional capital                                                              56,991           56,991
    Notes receivable from stockholders                                                (602)            (602)
    Retained deficit                                                              (434,643)        (474,477)
                                                                                 ---------       ----------
                                                                                  (185,251)        (225,085)
    Treasury stock: 421,237 shares of common stock at
         January 28, 1996 and April 21, 1996                                        (3,547)          (3,547)
                                                                              ------------     ------------
    Total stockholders' equity (deficit)                                          (188,798)        (228,632)
                                                                                ----------      -----------
                                                                                $3,188,129       $3,144,775
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 12 Weeks        12 Weeks
                                                                                   Ended          Ended
                                                                                April 23,        April 21,
                                                                                   1995            1996
                                                                               -----------       ----------
SALES                                                                           $  623,598       $1,230,808

COST OF SALES                                                                      516,430          982,171
                                                                               -----------       ----------

GROSS PROFIT                                                                       107,168          248,637

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                     91,352          217,335

AMORTIZATION OF GOODWILL                                                             1,829            7,202
                                                                               -----------       ----------

OPERATING INCOME                                                                    13,987           24,100

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                  17,898           60,601
    Amortization of deferred financing costs                                         1,394            3,336
                                                                               -----------       ----------
                                                                                    19,292           63,937

GAIN ON DISPOSAL OF ASSETS                                                            (417)              (3)
                                                                               -----------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                              (4,888)         (39,834)

PROVISION FOR INCOME TAXES                                                             300               --
                                                                               -----------       ----------

NET LOSS                                                                       $    (5,188)      $  (39,834)
                                                                               ===========       ==========

LOSS  PER COMMON SHARE AND EQUIVALENTS                                         $     (0.23)      $    (1.08)
                                                                               ===========       ==========

    Average Number of Common Shares and Equivalents Outstanding                 22,991,126       36,991,126
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                 12 Weeks        12 Weeks
                                                                                  Ended           Ended
                                                                                 April 23,       April 21,
                                                                                   1995            1996
                                                                                 ---------      -------------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                                 $ 623,598      $ 1,230,808
    Cash paid to suppliers and employees                                          (595,468)      (1,156,304)
    Interest paid                                                                  (18,031)         (20,596)
    Income taxes refunded (paid)                                                        (5)              --
    Interest received                                                                  133              541
    Other, net                                                                         299                3
                                                                                 ---------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           10,526           54,452

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                     5,301               31
    Payment for purchase of property and equipment                                 (18,238)         (34,222)
    Other, net                                                                      (2,694)            (973)
                                                                                 ---------      -----------

NET CASH USED BY INVESTING ACTIVITIES                                              (15,631)         (35,164)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Payments of long-term debt                                                      (4,623)          (1,623)
    Payments of capital lease obligation                                              (925)          (6,134)
    Net increase (decrease)  in revolving loan                                       8,000          (17,400)
    Deferred financing costs and other, net                                             17           (3,572)
                                                                                 ---------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     2,469          (28,729)
                                                                                 ---------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,636)          (9,441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    19,560           67,983
                                                                                 ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  16,924      $    58,542
                                                                                 =========      ===========


 The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  12 Weeks         12 Weeks
                                                                                    Ended            Ended
                                                                                  April 23,        April 21,
                                                                                    1995             1996
                                                                               --------------   --------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
         Net loss                                                                  $(5,188)     $   (39,834)
         Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
            Depreciation and amortization                                           16,083           40,018
            Non-cash interest expense                                                2,376            7,853
            Gain on sale of assets                                                    (417)              (3)
            Change in assets and liabilities, net of effects
             from acquisition of business:
             Accounts and notes receivable                                           9,474              136
             Inventories                                                            15,838           19,289
             Prepaid expenses and other                                              1,493              500
             Accounts payable and accrued liabilities                              (27,775)          23,618
             Self-insurance liabilities                                             (1,653)           2,875
             Income taxes payable                                                      295               --
                                                                                ----------    -------------
             Total adjustments                                                      15,714           94,286
                                                                                   -------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  10,526       $   54,452
                                                                                  ========        =========


 The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 Preferred Stock          Preferred Stock                              Non-voting
                                     Series A                Series B              Common Stock       Common Stock
                              ---------------------   ----------------------    ------------------   ---------------


                                 Number                 Number                    Number             Number
                                   of                     of                        of                 of
                                 Shares     Amount      Shares       Amount       Shares    Amount   Shares   Amount
                                 ------     ------      ------       ------       ------    ------   ------   ------
BALANCES AT JANUARY 28, 1996  16,683,244   $161,831   3,100,000     $31,000     17,207,882   $172     --      $  --

   Net loss (unaudited)               --         --          --          --             --     --     --         --
                              ----------  --------    ---------     -------     ----------   ----    ---      -----

BALANCES AT APRIL 21, 1996
   (UNAUDITED)                16,683,244   $161,831   3,100,000     $31,000     17,207,882   $172     --      $  --
                              ==========    =======   =========      ======     ==========   ====    ===      =====



                                Treasury Stock
                              ------------------
                                                                                      Total
                                                                                       Stock-
                               Number               Stock-                            holders'
                                 of                holders'   Add'l     Retained      Equity
                               Shares     Amount    Notes    Capital     Deficit     (Deficit)
                               ------     ------   -------   -------    --------     ---------
BALANCES AT JANUARY 28, 1996  (421,237)  $(3,547)   $(602)   $56,991   $(434,643)    $(188,798)

   Net loss (unaudited)             --        --       --         --     (39,834)      (39,834)
                              --------    ------     ----     ------    ---------    ---------

BALANCES AT APRIL 21, 1996
   (UNAUDITED)                (421,237)  $(3,547)   $(602)   $56,991   $(474,477)    $(228,632)
                              =========   ======     ====     ======    =========     =========


 The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet and statement of stockholders' equity of Food 4 Less Holdings, Inc. (referred to herein as "Holdings," and together with its wholly owned subsidiary, Ralphs Grocery Company, which is the successor to Food 4 Less Supermarkets, Inc., as the "Company") as of April 21,1996 and the consolidated statements of operations and cash flows for the interim periods ended April 23, 1995 and April 21, 1996 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in Holdings' latest annual report filed on Form 10-K for the fiscal year ended January 28, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

2.       ORGANIZATION AND ACQUISITION

                 The Company, a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with a total of 407 stores which are located in Southern California (345), Northern California (26) and certain areas of the Midwest (36). The Company is the second largest conventional supermarket chain in Southern California, operating 269 stores, under the "Ralphs" name and the largest warehouse supermarket chain in Southern California, operating 76 warehouse stores, under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations. The Company has four first-tier subsidiaries: Cala Co. ("Cala"), Falley's, Inc. ("Falley's"), Food 4 Less of Southern California, Inc. ("F4L-SoCal"), formerly known as Breco Holding Company, Inc. ("BHC") and Crawford Stores, Inc. Cala Foods, Inc. ("Cala Foods") and Bell Markets, Inc. ("Bell") are subsidiaries of Cala, and Alpha Beta Company ("Alpha Beta") is a subsidiary of F4L So-Cal.

         Ralphs Merger

                 On June 14, 1995, F4L Supermarkets acquired all of the common stock of Ralphs Supermarkets, Inc. ("RSI") in a transaction accounted for as a purchase by F4L Supermarkets. The consideration for the acquisition consisted of $388.1 million in cash, $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007 of Holdings (the "Seller Debentures") and $18.5 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 of Holdings (the "New Discount Debentures"). F4L Supermarkets, RSI and RSI's wholly owned subsidiary Ralphs Grocery Company ("RGC") combined through mergers (the "Merger") in which RSI remained as the surviving entity and changed its name to Ralphs Grocery Company (referred to as the "Company" herein). The financial statements reflect management's preliminary estimates of the purchase price allocation at April 21, 1996. The actual purchase accounting adjustments will be determined within one year following the Merger and may vary from the preliminary estimates at April 21, 1996.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been consummated at the beginning of fiscal
          1995.

                                                      12 Weeks Ended
                                                      April 23, 1995
                                                 ------------------------
                                                 (dollars in thousands,
                                                  except share amounts)
 Sales                                                  $1,261,101
 Restructuring charge                                      (75,187)
 Loss before extraordinary charge                         (127,063)
 Net loss                                                 (165,487)
 Loss per share:
    Loss before extraordinary charge                         (3.43)
    Net loss                                                 (4.47)

                 The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 1995, or of the results which may occur in the future.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $18.7 million and $20.0 million at January 28, 1996 and April 21, 1996, respectively, and gross profit and operating income would have been greater by $1.0 million and $1.3 million for the 12 weeks ended April 23, 1995 and April 21, 1996, respectively.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the April 21, 1996 presentation.

         Recent Accounting Pronouncements

                 In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.


4.       RESTRUCTURING CHARGE

                 During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. The stores were closed to comply with a settlement agreement with the State of California in connection with the Merger or due to under-performance. Three RGC stores were also required to be sold to comply with the settlement agreement. The $75.2 million restructuring charge consisted of write-downs of property and equipment ($52.2 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses ($2.6 million). During fiscal year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). During the 12 weeks ended April 21, 1996, the Company utilized $5.5 million of the reserve for restructuring costs. The charges consisted of write-downs of property and equipment ($4.8 million) and expenditures associated with the closed stores and the warehouse facility ($0.7 million).

                 On December 29, 1995, the Company consummated an agreement with Smith's Food & Drug Centers, Inc. ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew from the California market. As a result of the acquisition of the Riverside distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal 1996. Also, the Company closed nine of its smaller and less efficient stores which were near the stores acquired from Smith's. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities, consisting of write-downs of property and equipment
         ($16.1 million), closure costs ($2.2 million), and lease termination expenses ($29.6 million). During the 12 weeks ended April 21, 1996, the Company utilized $9.9 million of the reserve for restructuring costs. The charges consisted of write-downs of property and equipment ($6.8 million), closure costs ($2.1 million), and lease termination expenditures ($1.0 million).

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

         The Company's results of operations for the 12 weeks ended April 21, 1996 reflect operations for the combined Company, while the results of operations for the 12 weeks ended April 23, 1995 reflect only the operations of F4L Supermarkets prior to the Merger. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Merger is attributed to several factors, including the size of the combined Company (the Merger approximately doubled F4L Supermarkets' annual sales), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

         The Merger is being accounted for as a purchase of RGC by F4L Supermarkets. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, reflect RGC's net assets at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of RGC's net assets was recorded as goodwill and is being amortized over a 40-year period. The purchase price allocation reflected in the Company's unaudited balance sheet at April 21, 1996 is based on management's preliminary estimates. The actual purchase accounting adjustments will be determined within one year following the Merger and may vary from the preliminary estimates at April 21, 1996.

         At April 21, 1996, the Company operated 270 conventional supermarkets and 76 Food 4 Less warehouse stores in Southern California. It also operated 62 additional stores in Northern California and certain areas of the Midwest. Following the Merger, the Company converted F4L Supermarkets' Alpha Beta, Boys and Viva stores to the Ralphs format and converted selected Ralphs stores to the Food 4 Less warehouse format.

         As of April 21, 1996, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated. The full integration of the Company's administrative departments is expected to be completed by the end of June 1996. The previously planned integration and consolidation of the Company's warehousing and distribution facilities into three primary facilities has been modified and will now be completed by the end of the fiscal year. This delay was a result of the acquisition of the Smith's Riverside, California distribution and creamery facility.

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 weeks ended April 23, 1995 and April 21, 1996:


                                                                      12 WEEKS ENDED
                                                    -----------------------------------------------------
                                                       APRIL 23, 1995                APRIL 21, 1996
                                                       --------------                --------------
                                                                  (DOLLARS IN MILLIONS)
                                                                       (UNAUDITED)
Sales                                               $623.6         100.0%          $1,230.8        100.0%
Gross profit                                         107.2          17.2              248.6         20.2
Selling, general, administrative
   and other, net                                     91.4          14.7              217.3         17.7
Amortization of goodwill                               1.8           0.3                7.2          0.6
Operating income                                      14.0           2.2               24.1          2.0
Interest expense                                      19.3           3.1               63.9          5.2
Loss (gain) on disposal of assets                     (0.4)         (0.1)              (0.0)        (0.0)
Provision for income taxes                             0.3           0.0               --           --
Net loss                                              (5.2)         (0.8)             (39.8)        (3.2)


         Sales. Sales per week increased $50.6 million, or 97.3 percent, from $52.0 million in the 12 weeks ended April 23, 1995 to $102.6 million in the 12 weeks ended April 21, 1996. The increase in sales for the 12 weeks ended April 21, 1996, was primarily attributable to the addition of 174 conventional supermarkets acquired through the Merger. The sales increase was partially offset by a comparable store sales decline of 0.7 percent for the 12 weeks ended April 21, 1996. Excluding stores being divested or closed in connection with the Merger, and excluding the impact from last year's Northern California labor dispute, comparable store sales decreased 0.2 percent for the 12 weeks ended April 21, 1996. Management believes that the decline in comparable store sales is partially attributable to additional competitive store openings and remodels in Southern California, as well as the Company's own new store openings and conversions. Management believes that, following the consummation of the Merger, the decline in comparable store sales was also attributable to smaller than anticipated benefits from the Company's advertising program. Though the largest impact was experienced by the Company's Alpha Beta, Boys and Viva stores which were converted to the Ralphs format, the base Ralphs stores were also affected.

         Gross Profit.  Gross profit increased as a percentage of sales from
17.2 percent in the 12 weeks ended April 23, 1995 to 20.2 percent in the 12 weeks ended April 21, 1996. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which offset the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit during the 12 weeks ended April 21, 1996 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $91.4 million and $217.3 million for the 12 weeks ended April 23, 1995 and April 21, 1996, respectively. SG&A increased as a percentage of sales from 14.7 percent to
17.7 percent for the same periods. The increase in SG&A as a percentage of sales was due primarily to the addition of 174 conventional supermarkets acquired through the Merger. The additional conventional supermarkets offset the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. SG&A during the 12 weeks ended April 21, 1996 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Operating Income. In addition to the factors discussed above, operating income for the 12 weeks ended April 21, 1996 was impacted by approximately $7.6 million for costs associated with the consolidation of warehousing and distribution and other continuing integration of the Company's operations. Management anticipates these integration costs to continue during the second quarter of 1996 until the consolidation plans are completed.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $19.3 million and $63.9 million for the 12 weeks ended April 23, 1995 and April 21, 1996, respectively. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger. See "Liquidity and Capital Resources."

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss increased from $5.2 million in the 12 weeks ended April 23, 1995 to $39.8 million in the 12 weeks ended April 21, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations, amounts available under the $325.0 million revolving credit facility (the "Revolving Facility") and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements for the remainder of fiscal 1996. However, there can be no assurance that the Company will continue to generate cash flow from operations at historical levels or that it will be able to make future borrowings under the Revolving Facility.

         During the 12 week period ending April 21, 1996, cash provided by operating activities was approximately $54.5 million compared to $10.5 million for the 12 weeks ending April 23, 1995. The increase in cash from operating activities is due primarily to changes in operating assets and liabilities for the 12 weeks ending April 21, 1996, partially offset by the impact of certain costs associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At April 21, 1996, this resulted in a working capital deficit of $230.2 million.

         Cash used for investing activities was $35.2 million for the 12 weeks ended April 21, 1996. Investing activities consisted primarily of capital expenditures of $34.2 million, partially offset by $2.2 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

         The capital expenditures discussed above relate to 28 new stores (14 of which had been completed at April 21, 1996) and the remodeling of 7 stores (all of which had been completed at April 21, 1996). The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $105.0 million ($95.0 million, net of expected capital leases), of which approximately $96.0 million relate to ongoing expenditures for new stores, equipment and maintenance and approximately $9.0 million relate to
Merger-related and other non-recurring items.   Consistent with past
practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. At May 28, 1996, the Company had approximately $5.2 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its operating strategy. Consequently, management believes if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

         The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash used by financing activities was $28.7 million for the 12 weeks ended April 21, 1996. Financing activities consisted primarily of a $17.4 million reduction of the amount outstanding under the Revolving Facility, principal payments on long-term debt and payments on capital leases of $7.8 million. At April 21, 1996, there was $110.0 million of borrowings under the Revolving Facility and $104.3 million of standby letters of credit had been issued. At May 28, 1996, the Company had $137.6 million available for borrowing under the Revolving Facility.

         Holdings has $100 million initial accreted value of the New Discount Debentures and $131.5 million initial principal amount of the Seller Debentures outstanding. Holdings is a holding company which has no assets other than the capital stock of Ralphs. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing five years from their date of issuance in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, Ralphs intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. Ralphs may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

         The Company is highly leveraged. At April 21, 1996, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $2.3 billion and $228.6 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and debt service payments. However, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 4.1. Third Amendment, Consent and Waiver to Credit Agreement dated as of March 8, 1996 among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the financial institutions listed on the signature pages thereto (incorporated herein by reference to Exhibit
                          4.1.4. of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28,
                          1996).

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



Dated:        May 29, 1996           FOOD 4 LESS HOLDINGS, INC.



                                     /s/ Greg Mays
                                     -------------------------------
                                     Greg Mays
                                     Executive Vice President
                                     Finance & Administration
                                     Chief Financial Officer