Form 10-Q
period 1996-10-06
FOOD 4 LESS HOLDINGS INC /DE/
filed 1996-11-20
CIK 936523

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              For Quarter Ended                    Commission File Number
               October 6, 1996                            33-88894


                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               33-0642810
       (State or other jurisdiction of                (I.R.S Employer
       incorporation or organization)              Identification Number)


         1100 West Artesia Boulevard
             Compton, California                           90220
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
                                               ----      ----

At November 20, 1996, there were 17,207,882 shares of Common Stock outstanding. There is no public market for the Common Stock.

===============================================================================

                           FOOD 4 LESS HOLDINGS, INC.

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated balance sheets as of
                     January 28, 1996 and October 6, 1996   . . . . . . . . . . . . . . . . . . . .         2

                 Consolidated statements of operations for the 12 weeks ended
                     October 8, 1995 and October 6, 1996  . . . . . . . . . . . . . . . . . . . . .         4

                 Consolidated statements of operations for the 36 weeks ended
                     October 8, 1995 and October 6, 1996  . . . . . . . . . . . . . . . . . . . . .         5

                 Consolidated statements of cash flows for the 36 weeks ended
                     October 8, 1995 and October 6, 1996  . . . . . . . . . . . . . . . . . . . . .         6

                 Consolidated statements of stockholders' equity as of
                     January 28, 1996 and October 6, 1996   . . . . . . . . . . . . . . . . . . . .         8

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . .         9


Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        12


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .        17

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                January 28,       October 6,
                                  ASSETS                                           1996             1996
                                                                              -------------   --------------
                                                                                                  (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     67,983      $    67,022
    Trade receivables, net                                                          60,948           61,043
    Notes and other receivables                                                      6,452            5,314
    Inventories                                                                    502,669          482,805
    Patronage receivables from suppliers                                             4,557            3,742
    Prepaid expenses and other                                                      34,855           28,383
                                                                              ------------      -----------
        Total current assets                                                       677,464          648,309

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                                     7,288            7,020
    Certified Grocers of California  and others                                      4,926            4,926

PROPERTY AND EQUIPMENT:
    Land                                                                           183,125          171,542
    Buildings                                                                      196,551          176,582
    Leasehold improvements                                                         251,856          193,948
    Fixtures and equipment                                                         441,760          389,640
    Construction in progress                                                        61,296           62,472
    Leased property under capital leases                                           189,061          201,012
    Leasehold interests                                                            114,475          110,539
                                                                              ------------      -----------
                                                                                 1,438,124        1,305,735
        Less:  Accumulated depreciation and amortization                           226,451          260,821
                                                                              ------------      -----------

        Net property and equipment                                               1,211,673        1,044,914

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $6,964 and $14,826 at  January 28, 1996 and
        October 6, 1996,  respectively                                              94,100           91,484
    Goodwill, less accumulated amortization of $60,407
        and $84,810 at January 28, 1996 and
        October 6, 1996, respectively                                            1,173,445        1,325,204
    Other, net                                                                      19,233           25,042
                                                                              ------------      -----------

                                                                                $3,188,129       $3,146,899
                                                                              ============      ===========




The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               January 28,       October 6,
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                1996            1996
                                                                              ------------   --------------
                                                                                                 (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                             $ 385,500        $ 375,227
    Accrued payroll and related liabilities                                         94,011          102,967
    Accrued interest                                                                23,870           55,584
    Other accrued liabilities                                                      276,162          250,457
    Income taxes payable                                                               596            1,050
    Current portion of self-insurance liabilities                                   21,785           48,251
    Current portion of senior debt                                                  31,735           28,090
    Current portion of obligations under capital leases                             22,261           26,977
                                                                                ----------       ----------
         Total current liabilities                                                 855,920          888,603

SENIOR DEBT, net of current portion                                              1,226,302        1,186,990

OBLIGATIONS UNDER CAPITAL LEASES                                                   130,784          131,275

SENIOR SUBORDINATED DEBT                                                           671,222          671,222

HOLDINGS DEBENTURES                                                                247,917          272,210

DEFERRED INCOME TAXES                                                               17,988           17,988

SELF-INSURANCE LIABILITIES                                                         127,200          105,967

LEASE VALUATION RESERVE                                                             25,182           71,440

OTHER NON-CURRENT LIABILITIES                                                       74,412           79,670

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDERS' EQUITY:
    Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; 16,683,244 shares issued at January 28,
         1996 and October 6, 1996 (aggregate liquidation value of
         $174.2 million and $182.7  million at January 28, 1996
         and October 6, 1996, respectively)                                        161,831          161,831
    Convertible Series B Preferred Stock, $.01 par value,
         25,000,000 shares authorized; 3,100,000 shares issued
         at January 28, 1996 and October 6, 1996 (aggregate liquidation value of $32.4 million and $34.0 million at January 28, 1996
         and October 6, 1996, respectively)                                         31,000           31,000
    Common Stock, $.01 par value, 60,000,000  shares authorized at January 28, 1996 and October 6, 1996; 17,207,882 shares
         issued at January 28, 1996 and October 6, 1996                                172              172
    Additional capital                                                              56,991           56,991
    Notes receivable from stockholders                                                (602)            (592)
    Retained deficit                                                              (434,643)        (524,321)
                                                                                ----------       ----------
                                                                                  (185,251)        (274,919)
    Treasury stock: 421,237 shares of common stock at
         January 28, 1996 and October 6, 1996                                       (3,547)          (3,547)
                                                                                ----------       ----------
    Total stockholders' equity (deficit)                                          (188,798)        (278,466)
                                                                                ----------       ----------
                                                                                $3,188,129       $3,146,899
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 12 Weeks          12 Weeks
                                                                                   Ended             Ended
                                                                                October 8,        October 6,
                                                                                   1995              1996
                                                                              --------------    --------------
SALES                                                                           $1,207,093        $1,221,018

COST OF SALES                                                                      965,976           944,939
                                                                                ----------        ----------

GROSS PROFIT                                                                       241,117           276,079

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                    225,020           223,051

AMORTIZATION OF GOODWILL                                                            10,000             8,218
                                                                                ----------        ----------

OPERATING INCOME                                                                     6,097            44,810
                                                                                ----------        ----------

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                  59,546            62,123
    Amortization of deferred financing costs                                         3,369             2,794
                                                                                ----------        ----------
                                                                                    62,915            64,917

LOSS ON DISPOSAL OF ASSETS                                                              92               160
                                                                                ----------        ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                             (56,910)          (20,267)

PROVISION FOR INCOME TAXES                                                              --                --
                                                                                ----------        ----------

NET LOSS                                                                        $  (56,910)       $  (20,267)
                                                                                ==========        ==========


LOSS  PER COMMON SHARE                                                          $   (1.56)        $    (0.55)
                                                                                ==========        ==========


    Average Number of Common Shares and
    Equivalents Outstanding                                                     36,580,172        36,569,889
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 36 Weeks          36 Weeks
                                                                                   Ended             Ended
                                                                                October 8,        October 6,
                                                                                   1995              1996
                                                                              --------------    --------------
SALES                                                                          $ 2,688,035       $ 3,695,594

COST OF SALES                                                                    2,178,133         2,908,631
                                                                               -----------        ----------

GROSS PROFIT                                                                       509,902           786,963

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                    480,026           659,262

AMORTIZATION OF GOODWILL                                                            16,512            24,403

RESTRUCTURING CHARGE                                                                63,587                --
                                                                               -----------        ----------

OPERATING INCOME (LOSS)                                                            (50,223)          103,298
                                                                               -----------        ----------

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                 115,359           184,838
    Amortization of deferred financing costs                                         6,363             7,862
                                                                               -----------        ----------
                                                                                   121,722           192,700

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                     (344)              276
                                                                               -----------        ----------

LOSS BEFORE EXTRAORDINARY CHARGE
   AND PROVISION FOR INCOME TAXES                                                 (171,601)          (89,678)

PROVISION FOR INCOME TAXES                                                             500                --
                                                                               -----------        ----------

LOSS BEFORE EXTRAORDINARY CHARGE                                                  (172,101)          (89,678)

EXTRAORDINARY CHARGE                                                                35,358                --
                                                                               -----------        ----------

NET LOSS                                                                       $  (207,459)       $  (89,678)
                                                                               ===========        ==========

LOSS  PER COMMON SHARE:
   Loss before extraordinary charge                                            $     (5.88)       $    (2.45)
   Extraordinary charges                                                             (1.21)               --
                                                                               -----------        ----------
   Net loss                                                                    $     (7.09)       $    (2.45)
                                                                               ===========        ==========

    Average Number of Common Shares and
    Equivalents Outstanding                                                     29,246,401        36,569,889
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  36 Weeks         36 Weeks
                                                                                    Ended            Ended
                                                                                 October 8,       October 6,
                                                                                    1995             1996
                                                                               --------------   --------------
CASH PROVIDED  BY OPERATING ACTIVITIES:
    Cash received from customers                                                $ 2,688,035      $ 3,695,594
    Cash paid to suppliers and employees                                         (2,533,431)      (3,443,282)
    Interest paid                                                                   (54,436)        (128,831)
    Income taxes refunded                                                                90               --
    Interest received                                                                   528            1,610
    Other, net                                                                          344             (276)
                                                                                -----------      -----------

NET CASH PROVIDED  BY OPERATING ACTIVITIES                                          101,130          124,815

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                      5,788           23,680
    Payment for purchase of property and equipment                                  (68,515)         (74,328)
    Payment of acquisition costs, net of cash acquired                             (456,250)          (5,573)
    Other, net                                                                       (3,219)          (2,530)
                                                                                -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                              (522,196)         (58,751)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                  1,105,000           94,625
    Proceeds from the issuance of preferred stock                                   137,500               --
    Payments of long-term debt                                                     (643,526)         (58,284)
    Payments of capital lease obligations                                            (8,170)         (18,730)
    Decrease  in revolving loan, net                                                (27,300)         (79,400)
    Purchase of treasury stock, net                                                  (3,444)              --
    Other, net                                                                      (93,762)          (5,236)
                                                                                -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    466,298          (67,025)
                                                                                -----------      -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                45,232             (961)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     19,560           67,983
                                                                                -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    64,792      $    67,022
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  36 Weeks         36 Weeks
                                                                                    Ended            Ended
                                                                                 October 8,       October 6,
                                                                                    1995             1996
                                                                               --------------   --------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
         Net loss                                                                $(207,459)        $(89,678)
         Adjustments to reconcile net loss to net cash
            provided  by operating activities:
            Restructuring charge                                                    63,587               --
            Extraordinary charge                                                    35,358               --
            Depreciation and amortization                                           85,959          119,487
            Non-cash interest expense                                               17,005           24,396
            Loss (gain) on sale of assets                                             (344)             276
            Change in assets and liabilities, net of effects
             from acquisition of business:
             Accounts and notes receivable                                          (8,513)           1,858
             Inventories                                                            23,915           19,864
             Prepaid expenses and other                                            (11,677)            (906)
             Accounts payable and accrued liabilities                              101,274           44,285
             Self-insurance liabilities                                              1,435            5,233
             Income taxes payable                                                      590               --
                                                                                ----------        ---------
             Total adjustments                                                     308,589          214,493
                                                                                ----------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  101,130        $ 124,815
                                                                                ==========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Acquisition of Ralphs Supermarkets, Inc.:
       Fair value of assets acquired, less cash acquired
          Of $34,380 in 1995                                                    $2,047,247        $      --
       Net cash paid in acquisition                                               (456,250)              --
       Notes issued to seller                                                     (160,000)              --
       Capital contribution from stockholders                                      (20,000)              --
                                                                                ----------        ---------
       Liabilities assumed                                                      $1,410,997        $      --
                                                                                ==========        =========

    Fixed assets acquired through the issuance of capital leases                $   14,300        $  23,912
                                                                                ==========        =========



The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                     Preferred Stock           Preferred Stock
                        Series A                  Series B                Common Stock           Treasury Stock
                      --------------          ----------------           ---------------        -----------------


                   Number                     Number                   Number                  Number
                     of                         of                       of                      of
                   Shares       Amount        Shares       Amount      Shares       Amount     Shares       Amount
                   ------       ------        ------       ------      ------       ------     ------       ------
BALANCES AT
  JANUARY
  28, 1996      16,683,244    $161,831     3,100,000    $31,000     17,207,882     $172      (421,237)    $(3,547)

   Payments on
   Stockholder's
   Notes                --          --            --         --             --       --            --         --

   Net loss
   (unaudited)          --          --           --         --             --        --            --         --
                  --------     -------     ---------    -------        -------     ----     ---------     -------

BALANCES AT
  OCTOBER
  6, 1996
  (UNAUDITED)   16,683,244    $161,831     3,100,000    $31,000     17,207,882     $172      (421,237)    $(3,547)
                ==========     =======     =========     ======     ==========      ===      =========    ========



                                                              Total
                                                             Stock-
                        Stock-                              holders'
                       holders'     Add'l     Retained       Equity
                         Notes     Capital     Deficit      (Deficit)
                        ------     -------    ---------    ----------
BALANCES AT
  JANUARY
  28, 1996             $(602)    $56,991    $(434,643)    $(188,798)

  Payments on
  Stockholder's
  Notes                   10          --           --            10

  Net loss
  (unaudited)             --          --      (89,678)      (89,678)
                       -----      ------    ---------     ---------

BALANCES AT
  OCTOBER
  6, 1996
  (UNAUDITED)          $(592)    $56,991    $(524,321)    $(278,466)
                       =====     =======    =========     =========






   The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet and statement of stockholders' equity of Food 4 Less Holdings, Inc. (referred to herein as "Holdings," and together with its wholly owned subsidiary, Ralphs Grocery Company, which is the successor to Food 4 Less Supermarkets, Inc., as the "Company") as of October 6, 1996 and the consolidated statements of operations and cash flows for the interim periods ended October 8, 1995 and October 6, 1996 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in Holdings' latest annual report filed on Form 10-K for the fiscal year ended January 28, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

2.       ORGANIZATION AND ACQUISITION

                 The Company, a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with a total of 406 stores which are located in Southern California (343), Northern California (27) and certain areas of the Midwest (36). In Southern California, the Company operates 266 stores under the "Ralphs" name and 77 warehouse stores under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations.

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

                 The Company finalized the allocation of the RSI purchase price in the second quarter of 1996. The change in the allocation of the purchase price was primarily attributable to an adjustment in the valuation of fixed assets.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been consummated at the beginning of fiscal 1995.

                                                      36 Weeks Ended
                                                      October 8, 1995
                                                    ------------------
                                                  (dollars in thousands,
                                                  except share amounts)
           Sales                                       $3,713,726
           Restructuring charge                           (75,187)
           Loss before extraordinary charge              (264,155)
           Net loss                                      (302,579)
           Loss per share:
              Loss before extraordinary charge              (7.14)
              Net loss                                      (8.18)

                 The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 1995, or of the results which may occur in the future.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $18.7 million and $22.5 million at January 28, 1996 and October 6, 1996, respectively, and gross profit and operating income would have been greater by $0.9 million and $2.9 million for the 12 and 36 weeks ended October 8, 1995, respectively, and greater by $1.2 million and $3.7 million for the 12 and 36 weeks ended October 6, 1996, respectively.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the October 6, 1996 presentation.

         Recent Accounting Pronouncements

                 In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standard No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

4.       RESTRUCTURING CHARGE

                 During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. The stores were closed to comply with a settlement agreement with the State of California in connection with the Merger or due to under-performance. Three RGC stores were also required to be sold to comply with the settlement agreement. During fiscal year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). During the 36 weeks ended October 6, 1996, the Company utilized $20.6 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment

         ($16.8 million) and expenditures associated with the closed stores and the warehouse facility ($5.0 million) offset by adjustments to proceeds and other assets.

                 On December 29, 1995, the Company consummated an agreement with Smith's Food & Drug Centers, Inc. ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's
         withdrew from the California market.   As a  result of the acquisition
         of the Riverside distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal 1996. Also, the Company closed nine of its smaller and less efficient stores which were near the stores acquired from Smith's. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities. During the 36 weeks ended October 6, 1996, the Company utilized $16.1 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment ($14.5 million) and lease termination expenses ($1.6 million).

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

                 The $94.6 million of gross proceeds from the Private Notes was used to (i) repay $22.7 million of New Term Loans, which was due within the following twelve months, (ii) repay $21.7 million of additional New Term Loans, pro rata over the term thereof, (iii) repay $47.6 million in borrowings under the New Revolving Facility (without any reduction in amounts available for future borrowing thereunder) and (iv) pay fees and expenses related to the Private Notes of approximately $2.6 million.

                 On July 25, 1996, the Company initiated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 10.45% Senior Notes due 2004 (the "Exchange Notes"), which exchange has been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its Private Notes, of which $100.0 million in aggregate principal amount was issued on June 6, 1996. The Exchange Notes bear interest at the same rate and on the same terms as the Private Notes. The Exchange Offer was completed on August 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On June 14, 1995, Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") merged with Ralphs Supermarkets, Inc. ("RSI") and its wholly owned subsidiary, Ralphs Grocery Company ("RGC") (the "Merger"). The surviving corporation in the Merger was renamed Ralphs Grocery Company ("Ralphs"). Concurrently with the consummation of the Merger, Ralphs received a significant equity investment from its parent, Food 4 Less Holdings, Inc. ("Holdings," and together with Ralphs, the "Company") and refinanced a substantial portion of the existing indebtedness of F4L Supermarkets and RGC.

         The Company's results of operations for the 36 weeks ended October 6, 1996 reflect operations for the combined Company, while the results of operations for the 36 weeks ended October 8, 1995 reflect 19 weeks of operations of F4L Supermarkets prior to the Merger and 17 weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Merger is attributable to several factors, including the size of the combined Company (the Merger approximately doubled F4L Supermarkets' annual sales), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

         The Merger was accounted for as a purchase of RGC by F4L Supermarkets. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, reflect RGC's net assets at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of RGC's net assets was recorded as goodwill and is being amortized over a 40-year period.

         At October 6, 1996, the Company operated 266 Ralphs conventional supermarkets and 77 Food 4 Less price impact warehouse stores in Southern California. It also operated 27 stores in Northern California and 36 stores in certain areas of the Midwest. Following the Merger, the Company converted F4L Supermarkets' Alpha Beta, Boys and Viva stores to the Ralphs format and converted selected Ralphs stores to the Food 4 Less warehouse format.

         As of October 6, 1996, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated and the integration of the Company's administrative departments was substantially completed. The previously planned integration and consolidation of the Company's warehousing and distribution facilities into three primary facilities has been modified and is expected to be completed by the end of the fiscal year. This delay was a result of the acquisition of the Smith's Riverside, California distribution and creamery facility (the "Riverside distribution facility").

         On October 29, 1996, the Company finalized an agreement ("the Agreement") with American Stores Company ("American Stores") which resulted in termination of the Company's leases for the La Habra facility and two stores leased from American Stores. In addition, as required by the Company's settlement agreement with the State of California entered into at the date of the Merger, the Agreement resulted in the sale of one store to American Stores. In addition, the Company entered into a new lease for the bakery facility at La Habra, which it will continue to operate, and modified the terms of two other store leases. Operations at the La Habra distribution facility were previously discontinued as part of the Company's ongoing consolidation of warehouse and distribution facilities which began with the acquisition of the Riverside distribution facility in December 1995. The effectiveness of the termination of the La Habra facility lease and the new bakery lease are subject to American Stores obtaining certain entitlements related to its future plans for the La Habra facility.

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 and 36 weeks ended October 8, 1995 and October 6, 1996, respectively:


                                                12 Weeks Ended                       36 Weeks Ended
                                      ----------------------------------   -----------------------------------
                                      October 8, 1995    October 6, 1996   October 8, 1995     October 6, 1996
                                      ---------------    ---------------   ---------------     ---------------
                                                                (dollars in millions)
                                                                     (unaudited)
Sales                                $1,207.1  100.0 %   $1,221.0 100.0%   $2,688.0 100.0 %   $3,695.6 100.0%
Gross profit                            241.1   20.0        276.1  22.6       509.9  19.0        787.0  21.3
Selling, general, administrative
   and other, net                       225.0   18.6        223.1  18.3       480.0  17.9        659.3  17.8
Amortization of goodwill                 10.0    0.8          8.2   0.7        16.5   0.6         24.4   0.7
Restructuring charge                     --     --           --    --          63.6   2.4         --    --
Operating income (loss)                   6.1    0.5         44.8   3.7       (50.2) (1.9)       103.3   2.8
Interest expense                         62.9    5.2         64.9   5.3       121.7   4.5        192.7   5.2
Loss (gain) on disposal of assets         0.1   --            0.2  --          (0.3) --            0.3  --
Provision for income taxes               --     --           --    --           0.5  --           --    --
Loss before
     extraordinary charge               (56.9)  (4.7)       (20.3) (1.7)     (172.1) (6.4)       (89.7) (2.4)
Extraordinary charge                     --     --           --    --          35.4   1.3         --    --
Net loss                               $(56.9)  (4.7)%     $(20.3) (1.7)%   $(207.5) (7.7)%     $(89.7) (2.4)%


         Sales. Sales per week increased $1.2 million, or 1.2 percent, from $100.6 million in the 12 weeks ended October 8, 1995 to $101.8 million in the 12 weeks ended October 6, 1996 and increased $28.0 million, or 37.5 percent, from $74.7 million in the 36 weeks ended October 8, 1995 to $102.7 million in the 36 weeks ended October 6, 1996. The increase in sales is primarily attributable to new store openings and the improved performance of converted stores partially offset by the closing of 65 smaller stores since the Merger. Excluding stores being divested or closed in connection with the Merger, comparable store sales increased 1.5 percent for the 12 weeks ended October 6, 1996. Comparable store sales trends have been improving each quarter since the Merger and this quarter represents the second consecutive quarter the Company has achieved positive comparable store sales. In addition, excluding stores being divested or closed in connection with the Merger, and excluding the estimated impact from last year's Northern California labor dispute, comparable store sales increased 1.2 percent for the 36 weeks ended October 6, 1996. During the 12 weeks ended October 6, 1996, the Company opened five stores (three Ralphs conventional supermarkets, one Food 4 Less price impact warehouse store and one new warehouse store in Northern California), divested or closed two smaller, less efficient stores and completed six remodels. This brings the total new store openings to seven Ralphs conventional supermarkets, nine Food 4 Less price impact warehouse stores and one Northern California warehouse store since the beginning of the fiscal year. The Company has also divested or closed 20 stores and completed nine remodels this fiscal year.

         On September 11, 1996, the Company launched its new "First in Southern California" marketing campaign. The new marketing campaign highlights the fact that more shoppers are choosing Ralphs than any other supermarket in Southern
California.   The focus of  the new campaign is on lower regular retail prices while emphasizing those programs that enhance Ralphs' offerings such as selection, quality, premier perishable departments and customer service.

         Gross Profit.  Gross profit increased as a percentage of sales from
20.0 percent in the 12 weeks ended October 8, 1995 to 22.6 percent in the 12 weeks ended October 6, 1996 and increased from 19.0 percent in the 36 weeks ended October 8, 1995 to 21.3 percent in the 36 weeks ended October 6, 1996. The increase in gross profit margin reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of inventory management programs instituted by the Company are realized. The planned consolidation of the Company's distribution operations into three modern, efficient facilities located in Compton, Glendale and Riverside continues on
schedule with the expected completion by the end of fiscal 1996.   Gross profit
during the 36 weeks ended October 6, 1996 was also impacted by certain one-time costs associated with the integration of the Company's operations.
See "Operating Income (Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $225.0 million and $223.1 million for the 12 weeks and $480.0 million and $659.3 million for the 36 weeks ended October 8, 1995 and October 6, 1996, respectively. SG&A decreased as a percentage of sales from 18.6 percent to 18.3 percent for the 12 weeks ended October 8, 1995 and October 6, 1996, respectively, and decreased as a percentage of sales from 17.9 percent to 17.8 percent for the 36 weeks ended October 8, 1995 and October 6, 1996, respectively. The reduction in SG&A as a percentage of sales in the third quarter of 1996 reflects the results of tighter expense and labor controls at store level and administrative cost reductions. SG&A during the 36 weeks ended October 6, 1996 was also impacted by certain one-time costs associated with the integration of the Company's
operations.   See "Operating Income (Loss)."

         Operating Income (Loss). In addition to the factors discussed above, operating income for the 36 weeks ended October 6, 1996 was impacted by approximately $13.5 million of costs associated with the integration of the Smith's distribution center and the continuing integration of the stores acquired from Smith's.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $62.9 million and $64.9 million for the 12 weeks and $121.7 million and $192.7 million for the 36 weeks ended October 8, 1995 and October 6, 1996, respectively. The increase in interest expense for the 36 weeks ended October 6, 1996 was primarily due to the increased indebtedness incurred in conjunction with the Merger. See "Liquidity and Capital Resources."

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss decreased from $56.9 million in the 12 weeks ended October 8, 1995 to $20.3 million in the 12 weeks ended October 6, 1996, and from $207.5 million in the 36 weeks ended October 8, 1995 to $89.7 million in the 36 weeks ended October 6, 1996.

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

         During the 36 week period ending October 6, 1996, cash provided by operating activities was approximately $124.8 million compared to cash provided by operating activities of approximately $101.1 million for the 36 weeks ending October 8, 1995. The increase in cash from operating activities is due primarily to a significant improvement in operating income for the 36 weeks ending October 6,1996, partially offset by the impact of certain expenditures associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At October 6, 1996, this resulted in a working capital deficit of $240.3 million.

         Cash used for investing activities was $58.8 million for the 36 weeks ended October 6, 1996. Investing activities consisted primarily of capital expenditures of $74.3 million, partially offset by $23.7 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

         The capital expenditures discussed above relate to 34 new stores (22 of which had been completed at October 6, 1996) and the remodeling of 29 stores (15 of which had been completed at October 6, 1996). The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $120.0 million ($95.0 million, net of expected capital leases), of which approximately $111.0 million relate to ongoing expenditures for new stores, equipment and maintenance and approximately $9.0 million relate to Merger-related and other non-recurring items. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements.
Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its operating strategy. Consequently, management believes that if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

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

         Cash used by financing activities was $67.0 million for the 36 weeks ended October 6, 1996. Financing activities consisted primarily of a $79.4 million net reduction of the amount outstanding under the Revolving Facility, principal payments on long-term debt and payments on capital leases of $77.0 million, offset by proceeds from issuance of the Private Notes of $94.6
million.   At October 6, 1996, there was $48.0 million of net borrowings under the Revolving Facility and $86.5 million of outstanding standby letters of credit. At November 19, 1996, the Company had $174.1 million available for borrowing under the Revolving Facility. The Company entered into an amendment and waiver to its Credit Agreement in connection with the transaction with American Stores relating to the Company's La Habra facility as described above.

         Holdings has $118.9 million accreted value of the New Discount Debentures and $153.3 million principal amount of the Seller Debentures. Holdings' only asset is the capital stock of Ralphs. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, Ralphs intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. Ralphs may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

         The Company is highly leveraged. At October 6, 1996, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $2.3 billion and $278.5 million, respectively. Based upon current levels of operations and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and debt service payments. However, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, pending litigation, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

         In addition to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, on September 13, 1996, a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition.
         Plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future acts in restraint of trade and unfair competition. Because the case was recently filed, discovery has just commenced. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

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



Dated:   November 20, 1996       FOOD 4 LESS HOLDINGS, INC.



                                     /s/ Greg Mays
                              --------------------------------
                                         Greg Mays
                                  Executive Vice President
                                  Finance & Administration
                                  Chief Financial Officer