Form 10-K
period 1997-02-02
FOOD 4 LESS HOLDINGS INC /DE/
filed 1997-05-06
CIK 936523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 _______________


  For Fiscal Year Ended                           Commission File Number
     February 2, 1997                                    33-59212


                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       33-0642810
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


1100 West Artesia Boulevard.                              90220
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


     At April 18, 1997, there were 17,207,882 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Food 4 Less Holdings, Inc. ("Holdings," or together with its subsidiaries, the "Company") was incorporated in California in 1992 and reincorporated in Delaware in June 1995. On June 14, 1995, Holdings acquired all of the common st ock of Ralphs Supermarkets, Inc. ("RSI") in a transaction accounted for as a purchase by Food 4 Less Supermarkets, Inc. ("F4L Supermarkets"). F4L Supermarkets, RSI and RSI's wholly-owned subsidiary, Ralphs Grocery Company ("RGC"), combined through mergers (the "Merger") in which RSI remained as the surviving entity and changed its name to Ralphs Grocery Company ("Ralphs"). The Company does not have any business operations of its own and its assets consist solely of all the outstanding capital stock of Ralphs.

     The Company is a retail supermarket company with a total of 405 stores which are located in Southern California (342) , Northern California (27) and certain areas of the Midwest (36). The Company is the largest supermarket operator in Southern California, with an estimated market share of 26 percent in Los Angeles and Orange Counties. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including a bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations.

     The Company operates both conventional and warehouse format stores utilizing a retail strategy tailored to the particular needs of the individual communities it serves. The Company operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest, under six
different retail formats.   The following table sets forth by retail format the
number of stores operated by each of the Company's three divisions at February 2, 1997 (unless otherwise indicated, all references to numbers of stores and other store data in this Annual Report on Form 10-K are as of February 2, 1997):

----------------------------------------------------------------------
                         Southern   Northern
                         California California   Midwestern   Total
----------------------------------------------------------------------
      Ralphs                 263         -            -        263
      Cala                     -         8            -          8
      Bell                     -        13            -         13
      Falley's                 -         -            5          5
----------------------------------------------------------------------
         Total Conventional  263        21            5        289

      Food 4 Less             79         -           31        110
      FoodsCo                  -         6            -          6
----------------------------------------------------------------------
         Total Warehouse      79         6           31        116
----------------------------------------------------------------------
         Total Stores        342        27           36        405
======================================================================

SOUTHERN CALIFORNIA DIVISION

      The Southern California Division operates 342 supermarkets in eight counties under the names "Ralphs" and "Food 4 Less." The Company's Southern California stores accounted for approximately 90 percent of the Company's sales for the 53 weeks ended February 2, 1997.

      The combination of RGC and F4L Supermarkets created the largest supermarket operator in Southern California. Since the Merger, the Company has consolidated all of its stores in the region under its two leading complementary
formats.    The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest price impact warehouse supermarket chain under the "Food 4 Less" name. Management believes the consolidation of its formats in Southern California has improved the Company's ability to adapt its stores' merchandising strategy to the local markets in which they operate while achieving cost savings and other efficiencies.

      Ralphs Conventional Format. The Company operates 263 Ralphs stores in Southern California. All of the Company's conventional stores in the region use the "Ralphs" name and are operated under a single format. Each store is merchandised to appeal to the local community it serves and offers competitive pricing with emphasis on overall value. Ralphs' substantial supermarket product selection is a significant aspect of its marketing efforts. Ralphs stores stock between 35,000 and 45,000 merchandise items, including approximately 2,800 private label products. Ralphs stores offer name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products; and broad selection in all departments. Most Ralphs stores offer service delicatessen departments, on-premises bakery facilities and seafood departments. Ralphs emphasizes store ambiance and cleanliness, fast and friendly service, the convenience of debit and credit card payment (including many in-store branch banks) and 24-hour operations in most stores.

      Food 4 Less Warehouse Format. The Company operates 79 stores in Southern California which target the price-conscious segment of the market in both urban
and suburban areas under the name "Food 4 Less."   Food 4 Less is a warehouse-
style, price impact store which is positioned to offer the lowest overall prices in its marketing areas by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection and variety associated with a conventional format. In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets; for example, merchandise is presented on warehouse style racks in full cartons, reducing labor intensive unpacking, and customers bag their own groceries. Labor costs are also reduced because the stores generally do not have labor-intensive service departments such as delicatessens, bakeries and fresh seafood departments, although they do offer a complete line of fresh meat, fish, produce and baked goods.

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

     Marketing and Merchandising

      As a result of the consolidation of conventional format stores in Southern California under the "Ralphs" name, the Company eliminated most of the separate advertising associated with F4L Supermarkets' conventional Alpha Beta, Boys and Viva formats. Because the Company's advertising program covers the Southern California region, the Company has been able to expand the number of Ralphs stores without significantly increasing advertising costs.

      The Company utilizes innovative and aggressive marketing programs in an effort to increase sales, market share and profitability. In September 1996, the Company launched its "First in Southern California" marketing program, which emphasizes Ralphs' lower regular retail prices in conjunction with its premier quality, wide selection and enhanced customer service. The new marketing campaign also highlights the Company's belief that more shoppers are choosing Ralphs than any other supermarket in Southern California. The program is designed to increase store traffic and sales by a coordinated use of media advertisement and targeted use of price promotions and double coupon offerings. Management believes that consumers' favorable response to the "First in Southern California" marketing campaign has resulted in increased customer traffic at its stores and has contributed to the increase in 1996 fourth quarter comparable store sales in Southern California of 3.5 percent. The Company continues to emphasize its successful merchandising programs and exceptional product mix, including its home meal replacement program and strong private label program. The Company intends to continue to expand its home meal replacement program in its conventional supermarkets. The Company's home meal replacement program offers a wide range of pre-packaged fresh, refrigerated and frozen food items.

      Through its private label program, the Company offers a diverse array of grocery and general merchandise items under its own brand names which include "Ralphs," "Private Selection," "Perfect Choice," "Plain Wrap" and "Equality." The Company has entered into several private label licensing arrangements which allow it to utilize recognized brand names on an exclusive basis in connection with certain goods it manufactures or purchases from others, including "Carnation" and "Sunnyside Farms" (dairy products) and "Van de Kamps" (baked goods). In addition, the Company has entered into an agreement to distribute private label dry grocery and frozen products under the "Sunny Select" and "Grocers Pride" labels. The Company's private label program provides quality comparable to that of national brands at significantly lower prices, while the Company's gross margins on private label products are generally higher than on national brands. The Company believes that its private label program is one of the most successful in the supermarket industry, and the Company intends to continue the growth of its private label program in the future.

      Ralphs stores promote sales through the use of product coupons, consisting of manufacturers' coupons and Ralphs' own promotional coupons. Ralphs offers a double coupon program in all stores with Ralphs matching the price reduction offered by the manufacturer up to certain limits. Ralphs also generates store traffic through weekly advertised specials, special sales promotions such as discounts on recreational activities, seasonal and holiday promotions, increased private label selection, club pack items and exclusive product offerings.

      The Food 4 Less warehouse stores utilize print and radio advertising which emphasizes Food 4 Less' low-price leadership, rather than promoting special prices on individual items. The Food 4 Less warehouse stores also utilize weekly advertising circulars, customized to local communities, which highlight the merchandise offered in each store.

     Warehousing, Distribution and Manufacturing

      In March 1996, the Company commenced operations in a state-of-the-art distribution and creamery facility located in Riverside, California (the "Riverside Facility") which was acquired from Smith's Food & Drug Center, Inc ("Smith's") in December 1995. The technologically-advanced 90-acre complex has improved the quality, service and productivity of the Company's distribution and manufacturing operations. The Riverside Facility, which was originally opened in 1994 by Smith's, has more than one million square feet of warehousing and manufacturing space consisting of a 675,000 square foot dry grocery service center, a 270,000 square foot refrigerated and frozen food facility and a 115,000 square foot creamery facility. The Riverside Facility sublease runs for approximately 23 years, with renewal options through 2043, and provides for annual rent of approximately $8.8 million. The Company also acquired certain operating assets and inventory at the Riverside Facility when it entered into the sublease for a purchase price of approximately $20.2 million.

      The acquisition of the Riverside Facility allowed the Company to eliminate certain of its smaller and less efficient warehouse facilities and to consolidate its distribution operations into the Riverside Facility and two other modern, efficient facilities located in Compton and Glendale, California. The consolidation of the distribution operations allowed the Company to reduce transportation costs, management overhead and outside storage costs and to improve its inventory management.

      The Riverside Facility also increases distribution capacity of the Company by increasing storage capacity to 120,000 pallets and increasing the assortment of items that are internally supported (increasing dry grocery from 10,000 to 14,000 SKUs and perishable and frozen items by 1,500 SKUs).

      The Company also operates a 17 million cubic foot high-rise automated storage and retrieval system ("ASRS") warehouse for non-perishable items, near Glendale, California. The ASRS warehouse has a ground floor area of 170,000 square feet and capacity of approximately 50,000 pallets. Guided by computer software, ten-story high cranes move pallets from the receiving dock to programmed locations in the ASRS warehouse while recording the location and time of storage. Goods are retrieved and delivered by the cranes to conveyors leading to an adjacent "picking" warehouse where individual store orders are filled and shipped. The Company's Glendale "picking" warehouse (together with the ASRS, the "Glendale Facility") was damaged in the Northridge earthquake.
Its operations were transferred to the Riverside Facility while it was being renovated. The Company completed its renovation of the Glendale "picking" warehouse in March 1997. The Glendale Facility can hold substantially more inventory and requires fewer employees to operate than a conventional warehouse of equal size.

      The Company's third major Southern California distribution center is its
5.4 million cubic foot facility in Compton, California designed to process and store all perishable products (the "Compton Facility"). This facility was constructed in 1992 and has provided the Company with the ability to deliver perishable products to its stores on a daily basis, thereby improving the freshness and quality of these products.

      Combined shipments from the Company's Southern California warehouse facilities accounted for approximately 78 percent of the Southern California Division's total purchases during the 53 weeks ended February 2, 1997. Additional purchases, consisting of mostly general merchandise, approximating one percent of the division's total during this same period, were made through Certified Grocers of California, Ltd. ("Certified"), a food distribution cooperative in which the Company is a member.

      The Riverside Facility's creamery is the production point for all fluid milk products bound for sale in the Company's Food 4 Less warehouse stores. Bottled water, fruit juice and ice for the entire Company are processed and packaged at the Riverside Facility creamery. Milk bound for the Company's Ralphs conventional stores, as well as all ice cream and ice cream products, are processed at the Company's existing creamery in Compton, California. The Company also processes selected delicatessen items, including packaged salads and cheeses, and produces cultured products, including sour cream and yogurt in Compton.

      In October 1996, the Company finalized an agreement (the "Agreement") with American Stores Company ("American Stores") which resulted in termination of the Company's leases for the La Habra facility and two stores leased from American Stores. In addition, as required by the Company's settlement agreement with the State of California entered into at the date of the Merger, the Company sold one store to American Stores. The Company also entered into a new lease for the bakery facility at La Habra, which it will continue to operate, and modified the terms of two other store leases. Operations at the La Habra distribution facility were previously discontinued as part of the Company's ongoing consolidation of warehouse and distribution facilities which began with the acquisition of the Riverside Facility in December 1995.

     Store Operations and Retail Systems

      The Company has a modern store base with over 60 percent of its stores having been either opened or remodeled in the last five years. Since the Merger, the Company has closed 74 smaller, underperforming stores, opened 37 stores, and expanded or remodeled 23 stores. During fiscal 1996, the Company opened 26 new stores and remodeled 20 stores. These improvements to its store base have resulted in an increase in Southern California average store size of approximately 11.6 percent. In addition, as a result of Ralphs' 124 year history in Southern California, the Company has valuable and well-established store locations, many of which are in densely populated metropolitan areas.

      The Southern California Division's store equipment and facilities are generally in excellent condition. The Ralphs stores range in size from approximately 18,900 square feet to 87,000 square feet and average approximately 37,700 square feet. The Southern California Food 4 Less stores are generally larger and range in size from approximately 27,400 square feet to 109,300 square feet, and average approximately 55,200 square feet. The Company believes the Southern California Division's warehouse and distribution system and the design of its stores permit the Company to decrease in-store stockroom space and thereby increase available selling area.

      The Southern California Division's management information systems and optical scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide the Company's management with information that facilitates purchasing and receiving, inventory management, warehouse reordering and management of accounts payable. All of the Company's Southern California Division stores currently offer an electronic funds transfer system which allows customers to make purchases as well as obtain cash or check approvals in transactions linked to their bank accounts. In addition, the Company's stores now offer customers the convenience of making purchases with major credit cards.

     Expansion and Development

      The Company's merger, expansion, remodeling and conversion efforts have required, and will continue to require, the funding of significant capital expenditures. Remodels and new store openings, among other things, are subject to the availability of developers' financing, agreements with developers and landlords, local zoning regulations, construction schedules and other factors, including costs, often beyond the Company's control. Accordingly, there can be no assurance that the Company's anticipated expansion schedule will be met. Further, there is competition for new store sites, and it is possible that this competition might adversely affect the timing of its new store program. From time to time, the Company also closes or sells marginal stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---- Liquidity and Capital Resources."

NORTHERN CALIFORNIA AND MIDWESTERN DIVISIONS

      The Northern California Division of the Company operates 21 conventional supermarkets in the greater San Francisco Bay area under the "Cala" and "Bell" names, and six warehouse format stores under the "FoodsCo" name. Management believes that the Northern California Division has excellent store locations in the city of San Francisco that would be very difficult to replicate. The Midwestern Division of the Company operates 36 stores, of which 31, including ten former "Food Barn" stores which the Company acquired in March 1994, are warehouse format stores operated under the "Food 4 Less" name, and five of which are conventional supermarkets operated under the "Falley's" name. Of these 36 stores, 32 are located in Kansas and four are located in Missouri. Management believes the Food 4 Less warehouse format stores are the low-price leaders in each of the markets in which they compete.

      The Northern California Division's conventional store strategy is to attract customers through its convenient locations, broad product line and emphasis on quality and service, and its advertising and promotion strategy highlights the reduced price specials offered in its stores. In contrast, the Company's warehouse format stores emphasize lowest overall prices rather than promoting special prices on individual items. The Northern California Division's conventional stores range in size from approximately 8,900 square feet to 32,800 square feet, and average approximately 19,300 square feet. The Northern California Division's warehouse stores range in size from approximately 29,100 square feet to 59,700 square feet, and average approximately 43,300 square feet. The Midwestern Division's conventional stores range in size from approximately 18,100 square feet to 30,900 square feet, and average approximately 25,000 square feet. The Midwestern Division's warehouse format stores range in size from approximately 8,800 square feet to 60,200 square feet and average approximately 37,900 square feet.

      The Northern California Division purchases merchandise from a number of suppliers; however, approximately 36 percent of its purchases are made through Certified Grocers of California, Ltd. ("Certified"), a food distribution cooperative, pursuant to supply contracts. The Northern California Division does not operate its own warehouse facilities, relying instead on direct delivery to its stores by Certified and other vendors. The Company's Southern California warehouse facilities supply a portion of the merchandise sold in the Northern California Division stores.

      The Company is party to a joint venture with a subsidiary of Certified which operates a general merchandise warehouse in Fresno, California. Management has been holding discussions with Certified concerning the possible termination of the joint venture.

      The Midwestern Division's primary supplier is Associated Wholesale Grocers ("AWG"), a member-owned wholesale grocery cooperative based in Kansas City. The Midwestern Division does not operate a central warehouse, but purchases approximately 70 percent of the merchandise sold in its stores from AWG. Management believes that, as AWG's largest single customer, the Midwestern Division has significant buying power, allowing it to provide a broader product line more economically than it could if it maintained its own full-line warehouse. The Midwestern Division produces approximately 50 percent of all case-ready fresh meat items sold in its stores at its central meat plant located in Topeka, Kansas.

      Since the beginning of fiscal 1991, the Northern California Division has remodeled 15 stores, opened seven new stores and, in fiscal 1995, acquired three stores from Roger Wilco, now operated as Bell stores. The Northern California Division Food 4 Less warehouse stores were renamed as FoodsCo warehouse stores in fiscal 1994 following the sale by the Company of the exclusive rights to use the "Food 4 Less" name in Northern California to Fleming Companies, Inc. ("Fleming"), which previously held a non-exclusive license. See "Licensing Operations" for further discussion of the amendment to the Fleming license.

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

     The Southern California Division competes with several large national and regional chains, principally Albertson's, Hughes, Lucky, Stater Bros., and Vons, and with smaller independent supermarkets and grocery stores as well as warehouse clubs and other "alternative format" food stores. The Company's primary competitor in Southern California was recently acquired by a multi-regional supermarket chain, which may increase competitive pressure for the Company. The Northern California Division competes with large national and regional chains, principally Lucky and Safeway, and with independent supermarket and grocery store operators and other retailers, including "alternative format" stores. The Midwestern Division's supermarkets compete with several national and regional supermarket chains, principally Albertson's and Dillons, as well as independent grocery and "alternative format" stores such as Hypermarket USA.
The Company positions its warehouse format supermarkets as the overall low-price leaders in each marketing area in which they operate.

LICENSING OPERATIONS

     The Company owns the "Food 4 Less" trademark and service mark and licenses the "Food 4 Less" name for use by others. In fiscal 1996, earnings from licensing operations were approximately $244,000. An exclusive license with the right to sublicense the "Food 4 Less" name in all areas of the United States except Arkansas, Iowa, Illinois, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin, the upper peninsula of Michigan, certain portions of Kansas, Missouri, and Tennessee has been granted to Fleming, a major food wholesaler and retailer. In August of 1993, the Company amended its licensing agreement with Fleming to give Fleming exclusive use of the Food 4 Less name in Northern California and the Company exclusive use in Southern California (the "Amendment"). With the exception of Northern California, and subject to the Amendment and certain proximity restrictions, the Company retains the right to open and operate its own "Food 4 Less" warehouse supermarkets throughout the United States. As of February 2, 1997, there were 179 Food 4 Less warehouse supermarkets in 12 states, including the 110 stores owned or leased and operated by the Company. Of the remaining 69 stores, 7 are operated by Fleming under licenses, 10 are operated under sublicenses from Fleming and 52 are operated by other licensees.

GOVERNMENTAL REGULATION

     The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the California Department of Alcoholic Beverage Control, the California Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments.

EMPLOYEES

     The Company believes that its relationship with its employees is excellent. At February 2, 1997, the Company had a total of 27,254 employees, as shown in the table below.

--------------------------------------------------------------------------------
                                    Southern    Northern
                                    California  California  Midwestern  Total
--------------------------------------------------------------------------------
      Administrative                   1,138         61          48     1,247
      Warehouse, manufacturing and
         transportation                3,350          -          58     3,408
      Stores                          20,097      1,144       1,358    22,599
--------------------------------------------------------------------------------
           Total                      24,585      1,205       1,464    27,254
================================================================================

     Of the Company's 27,254 total employees at February 2, 1997, there were 23,419 employees covered by union contracts, principally with the United Food and Commercial Workers Union (the "UFCW"). The table below sets forth information regarding the Company's union contracts which cover more than 100 employees.

----------------------------------------------------------------------------------------------------------
        UNION                             NUMBER OF EMPLOYEES COVERED                DATE(S) OF EXPIRATION
----------------------------------------------------------------------------------------------------------

UFCW                                      14,214 Southern California                 October 3, 1999
                                            Division clerks and
                                            meatcutters

UFCW                                      3,690 Southern California                  February 26, 2000
                                            Division clerks and
                                            meatcutters

International Brotherhood of Teamsters    2,867 Southern California                  September 13, 1998
                                            Division drivers
                                            and warehousemen

UFCW                                      1,054 Northern California                  March 7, 1998
                                            Division clerks and
                                            meatcutters

Hotel Employees and Restaurant Workers    839 Southern California                    September 11, 2000
                                            Division culinary workers

Hospital and Service Employees            549 Southern California                    January 19, 1997 (a)
                                            Division store porters

Bakery and Confectionery Workers          206  Southern California                   July 7, 2000
                                            Division bakers

----------------------------------------------------------------------------------------------------------

(a) Although negotiations for a new union contract are in progress, there can be no assurance that a new contract will be reached on terms satisfactory to the Company or that labor costs will not increase.

ITEM 2.  PROPERTIES

     At February 2, 1997, the Company operated 405 supermarkets, as set forth in the table below:

--------------------------------------------------------------------------------------------------------------
                                                          Number of                               Average
                                                         Supermarkets             Total         Square Feet/
        Division                                      Owned        Leased      Square Feet        Facility
--------------------------------------------------------------------------------------------------------------

        Southern California                          62(a)           280         14,237,000         41,600
        Northern California                              -            27            665,000         24,600
        Midwestern                                    2(b)            34          1,299,000         36,100
--------------------------------------------------------------------------------------------------------------

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

     In addition to the supermarkets, the Company operates three main warehouse and distribution centers in Southern California. The newly-acquired 90-acre Riverside Facility has more than one million square feet of warehousing and manufacturing space consisting of a creamery and several warehouses for dry grocery, dairy/deli and frozen food storage. The Riverside Facility sublease runs for approximately 23 years, with renewal options through 2043, and provides for annual rent of approximately $8.8 million. The Glendale Facility, consisting of a 170,000 square foot high-rise automated storage and retrieval system warehouse and adjacent "picking" warehouse located in the Atwater District of Los Angeles near Glendale, California, was opened in 1987 and handles non-perishable items. It is ten stories high and has a capacity of approximately 50,000 pallets. The Compton facility was opened in 1992 and is a
5.4 million cubic foot facility designed to process and store all perishable products.

     The Company also has manufacturing operations located in Compton that produce a variety of dairy and other products, including fluid milk, ice cream, yogurt and bottled waters and juices, as well as packaged ice, cheese and packaged salads. The bakery operation is located at the La Habra complex and measures 316,000 square feet.

     The Company's former central office, manufacturing and warehouse facility in La Habra, California was leased for a term ending 2001. Operations at the La Habra facility were discontinued as part of the Company's consolidation of warehouse and distribution facilities which began with the acquisition of the Riverside Facility in December 1995. On October 29, 1996, the Company finalized an agreement (the "Agreement") with American Stores Company ("American Stores") which resulted in termination of the Company's leases for the La Habra facility and two stores leased from American Stores. In addition, as required by the Company's settlement agreement with the State of California entered into at the date of the Merger, the Company sold one store to American Stores. In addition, the Company entered into a new lease for the bakery facility at La Habra, which it will continue to operate, and modified the terms of two other store leases. In fiscal 1995, the Company recorded a restructuring charge which includes a $29.6 million provision for lease termination expenses in connection with the closure of the La Habra and other warehouses (as well as certain other properties). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS

     In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles from December 7, 1988. Most defendants in the actions, not including the Company, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court, subject to a pending appeal. The Company is continuing to actively defend itself in these class action suits.

     On September 13, 1996 a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. The Plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Because the case was recently filed, discovery has just commenced and no class action has been certified. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

     On December 20, 1996, a lawsuit titled Bundy, et al. v. Ralphs Grocery Company, et al. was filed in the Los Angeles Superior Court against the Company. The complaint was filed by eight individual plaintiffs who were terminated in
conjunction with the Company's restructuring.   The plaintiffs claim that they
were wrongfully terminated for discriminatory reasons and that the Company engaged in various fraudulent practices. The plaintiffs seek compensatory damages in excess of $15 million, special and punitive damages. Management of the Company believes that the plaintiff's claims are without merit and intends to defend this action vigorously.

     In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or are the subject of potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

     In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that the Company conduct a subsurface characterization of its Glendale Facility property located in the Atwater District of Los Angeles, near Glendale, California. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where the Glendale Facility is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning the Company's Glendale Facility. Since that time, the Regional Board has requested further investigation by the Company. The Company conducted the requested investigations and reported the results to the Regional Board. Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes the Glendale Facility. The Company is not a party to the Consent Order, but is cooperating with requests of the subject companies
to allow installation of monitoring or recovery wells on its property.   On or
about October 12, 1995, the EPA mailed a Special Notice Letter to 44 parties, including the Company as owner and operator of the Glendale Facility property, naming them as potentially responsible parties ("PRPs"). On November 26, 1996, the EPA issued an Administrative Order for Remedial Action (EPA Docket No. 97-
06) against more than 60 respondents, including the Company, in connection with the Superfund site. Under the order, these PRP's are required to take certain actions, over an approximately 270-day period, in connection with the implementation of interim remedies for the treatment of groundwater. The PRP's have also agreed to an Alternative Dispute Resolution Process to allocate the costs among themselves. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

     The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Glendale Facility property, management does not believe that the costs of remediating such contamination will have a material adverse effect on the Company's financial condition or results of operations.

     Apart from the Glendale Facility, the Company has had environmental assessments performed on most of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     There is no public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of April 18, 1997, there were 98 holders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

THE COMPANY

     The following table sets forth certain selected consolidated historical financial data of the Company and its predecessor, F4L Supermarkets. The operating and balance sheet data for the Company set forth in the table below as of and for the 53 weeks ended February 2, 1997, the 52 weeks ended January 28, 1996, the 31 weeks ended January 29, 1995, the 52 weeks ended June 25, 1994, June 26, 1993, and June 27, 1992 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with the historical financial statements of the Company and related notes and "Item 7 ---- Management Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.

     The historical financial information set forth below for the 31 weeks ended January 29, 1995 and all prior periods reflect the operations of the Company and its consolidated subsidiaries. The historical financial information for the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997 reflect the acquisition of RSI on June 14, 1995.

--------------------------------------------------------------------------------------------------------------

                        F4L Supermarkets                                         The Company
                         ----------------  -------------------------------------------------------------------
                            52 Weeks      52 Weeks      52 Weeks       31 Weeks      52 Weeks     53 Weeks
                             Ended         Ended         Ended          Ended         Ended        Ended
                            June 27,      June 26,      June 25,     January 29,   January 28,  February 2,
                              1992          1993        1994(a)          1995(b)     1996(c)      1997
--------------------------------------------------------------------------------------------------------------
                                                   (in thousands, except store data)

Operating Data:
Sales                    $2,913,493     $2,742,027  $2,585,160     $1,556,522     $4,335,109    $5,516,259
Cost of sales (d)         2,392,655      2,257,835   2,115,842      1,294,147      3,485,993     4,326,230
--------------------------------------------------------------------------------------------------------------
Gross profit (d)            520,838        484,192     469,318        262,375        849,116     1,190,029
Selling, general,
   administrative and
   other, net               469,751        434,908    3 88,836        222,359        785,576       987,425
Amortization of goodwill      7,795          7,571       7,691          4,615         21,847        38,650
Loss (gain) on disposal
   of assets                (1,364)         (2,083)         37           (455)          (547)        9,317
Restructuring charge             -               -           -          5,134(e)     123,083(f)          -
--------------------------------------------------------------------------------------------------------------
Operating income (loss) (d) 44,656          43,796      72,754         30,722        (80,843)      154,637
Interest expense            70,211          73,614      77,017         48,361        202,651       284,217
Provision for earthquake
   losses                        -               -       4,504(g)           -              -             -
Provision for income taxes   3,441           1,427       2,700              -            500             -
--------------------------------------------------------------------------------------------------------------
Loss before
   extraordinary charges   (28,996)        (31,245)    (11,467)       (17,639)      (283,994)     (129,580)
Extraordinary charges        4,818(h)            -           -              -         38,424(i)          -
--------------------------------------------------------------------------------------------------------------

Net loss(j)             $  (33,814)      $ (31,245) $  (11,467)     $ (17,639)    $ (322,418)    $(129,580)
=============================================================================================================

Non-Cash Charges:
Depreciation and
   amortization of
   property and
   equipment             $  37,898      $  37,426   $   41,380      $  25,966     $   92,282      $129,008
Amortization of goodwill
   and other assets         16,979          20,214    15,703           10,657         33,047        40,669
Non-cash interest expense        -           3,882     8,767            6,139         23,877        35,789
Amortization of deferred
   financing costs           6,304           4,901     5,472            3,413          8,193        10,667

Store Data:
Stores at end of period        249             248       258              267            408           405
Annual sales per selling
   square foot           $     538        $    533  $    487       $      452(k)  $      477          $485

Balance Sheet Data
   (end of period)(l):
Working capital deficit  $ (66,254)     $  (19,222) $(54,882)      $  (74,776)    $ (178,456)    $(182,641)
Total assets               998,451         957,840   980,080        1,000,695      3,188,129     3,131,993
Total long-term debt       509,829         572,670   554,939          571,712      2,276,225     2,344,406
Shareholders' equity
(deficit)                   50,771          22,633    10,024           (7,333)      (188,798)     (319,268)

                                               (See footnotes on following page)



(a) Operating data for the 52 weeks ended June 25, 1994 include the results of the Food Barn Stores, which were not material, from March 29, 1994, the date of the acquisition of 10 Food Barn Stores.

(b) F4L Supermarkets changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period.

(c) Operating data for the 52 weeks ended January 28, 1996 reflect the acquisition of RSI on June 14, 1995.

(d) Cost of sales has been principally determined using the last-in, first-out ("LIFO") method of valuing inventory. If cost of goods sold had been determined using the first-in, first-out ("FIFO") method, gross profit and operating income would have been greater by $3,554,000, $4,441,000, $699,000, $2,729,000, $2,214,000 and 5,580,000 for the 52 weeks ended
     June 27, 1992, June 26, 1993, and June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997, respectively.

(e) The Company converted 11 of its conventional supermarkets to warehouse stores. During the 31 weeks ended January 29, 1995, the Company recorded a non-cash restructuring charge for the write-off of property and equipment at the 11 stores of $5.1 million.

(f) The Company recorded a $75.2 million restructuring charge associated with the closing of 58 stores and one warehouse facility in the 52 weeks ended January 28, 1996. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) were required to be divested and an additional 34 under-performing stores were closed. The Company also recorded a $47.9 million restructuring charge associated with the closing of 9 stores and one warehouse facility in the 52 weeks ended January 28, 1996, in conjunction with the agreement with Smith's to lease the Riverside warehouse facility and 9 stores.

(g) On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or damage to the affected stores. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured, subject to deductibles, against earthquake losses (including business interruption). The pre-tax charge to earnings, net of insurance recoveries, was approximately $4.5 million.

(h) Represents an extraordinary net charge of $4.8 million reflecting the write-off of $6.7 million (net of related income tax benefit of $2.5 million) of deferred financing costs as a result of the early redemption of a portion of the Company's bank term loan, partially offset by a $1.9 million extraordinary gain (net of related income tax expense of $0.7 million) on the replacement of partially depreciated assets following the civil unrest in Los Angeles.

(i) Represents an extraordinary charge of $38.4 million relating to the refinancing of F4L Supermarkets' old credit facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes") and Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of their related debt issuance costs.

(j) Net loss includes a pre-tax provision for self insurance, which is classified in cost of sales, selling, general and administrative expenses, and interest expense, of $51.1 million, $43.9 million, $25.7 million, $9.8 million, $32.6 million and $29.2 million for the 52 weeks ended
     June 27, 1992, June 26, 1993, and June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997, respectively. Included in the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996 are reduced employer contributions of $8.1 million, $14.3 million and $26.1 million, respectively, related to union health and welfare benefit plans. Included in the 53 weeks ended February 2, 1997 are reduced employer contributions of $17.8 million related to union pension and health and welfare benefit plans.

(k) Amount represents the Company's sales for the 1995 transition period divided by total selling square feet prorated for the 31 weeks ended January 29, 1995.

(l)  Balance sheet data as of June 25, 1994  reflect the acquisition of 10 Food
     Barn Stores.   Balance sheet data as of January 28, 1996  reflect the
     Merger and the financings and refinancings associated therewith.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS
         AND FINANCIAL CONDITION

OVERVIEW
     On June 14, 1995, Holdings and F4L Supermarkets completed their acquisition of RSI and its wholly owned subsidiary, RGC. Concurrently with the consummation of the Merger, the Company refinanced a substantial portion of the existing indebtedness of the Company and RGC. See "Business ---- The Merger and the Financing."

     Since the Merger, the Company has converted 111 former Alpha Beta, Boys and Viva stores to the Ralphs format, converted 13 former Ralphs format stores to the Food 4 Less warehouse store format, and opened 37 new stores, including nine Southern California stores acquired from Smith's which became available when Smith's withdrew from the California market. The Company has sold or closed 74 stores as a result of divestitures required by the State of California and other steps taken to improve the average size and quality of its store base. As a result of the closure and divestiture of smaller stores and the opening of larger stores, the average square footage per store in Southern California has increased approximately 11.6 percent from 36,100 square feet at the time of the Merger to 40,300 square feet at the end of fiscal 1996.

     Following the consummation of the Merger, sales in the Company's Southern California Division fell short of anticipated levels for the second half of fiscal 1995. This shortfall resulted primarily from achieving less benefit from the Company's advertising program and experiencing greater competitive activity than originally expected. In addition, the Company's operating margins were affected by delays in the implementation of certain buying and other programs to lower the cost of goods, excessive price markdowns in stores undergoing conversion and a less advantageous than expected product mix in certain stores. The realization of cost savings was also delayed in certain areas. In particular, store operating expenses were higher than anticipated, due primarily to lower productivity and higher labor costs than originally anticipated and difficulties in introducing RGC merchandising and service standards into the smaller conventional supermarkets formerly operated by F4L Supermarkets. Also, as the Company's backstage facilities were integrated, the Company experienced higher than expected warehouse and distribution costs resulting from, among other things, higher than expected inventory levels, delays in the transfer of distribution personnel from F4L Supermarkets to Ralphs facilities, and other backstage operational inefficiencies.

     At the beginning of fiscal 1996, the Company streamlined its management structure and implemented several strategic initiatives designed to improve its sales and margins. These changes have contributed to the Company's improved results in fiscal 1996.

     In the first quarter of fiscal 1996, the Company began to implement new marketing initiatives designed to improve its sales performance. Comparable store sales trends have been improving since that time. Comparable store sales growth was positive in each of the last three quarters of fiscal 1996, and reached 2.9 percent for the fourth quarter, which resulted in comparable store sales growth of 1.8 percent for fiscal 1996. On September 11, 1996, the Company launched its new "First in Southern California" marketing campaign. The new marketing campaign highlights the Company's belief that more shoppers are choosing Ralphs than any other supermarket in Southern California. The focus of the new campaign is on lower retail prices while emphasizing those programs that enhance Ralphs' offerings such as selection, quality, premier perishable departments and customer service.

     During the first quarter of fiscal 1996, the Company implemented a labor productivity and cost reduction program. As a result, significant reductions were made in store and corporate headcount levels. In addition, through the sublease of Smith's distribution center and creamery in Riverside, California, the Company was able to consolidate its distribution operations into three modern, efficient facilities located in Compton, Glendale and Riverside, California. The elimination of certain smaller and less efficient facilities allowed the Company to reduce transportation costs, management overhead and outside storage costs and to improve its inventory management.

     Operating results improved each quarter during fiscal 1996, and the Company's EBITDA margin (defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets, Merger-related transition costs and LIFO charges) improved from 5.7 percent in fiscal 1995 to 6.4 percent in fiscal 1996. The Company's EBITDA margin in the fourth quarter of 1996 was 6.7 percent, a 21.8 percent improvement from the comparable period in 1995. The Company's improved EBITDA margin reflects the various initiatives which management has implemented. Gross margin improvements reflect a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of inventory management programs instituted by the Company are realized. SG&A expenses were reduced as a percentage of sales as a result of tighter expense and labor controls at store level and administrative cost reductions.

     As a result of the operating improvements which occurred during fiscal 1996, the Company refinanced its existing bank credit agreement (the "Credit Facility") in order to reduce interest expense. The refinancing of the Credit Facility was completed on April 17, 1997. The refinancing was structured as an amendment and restatement of the existing credit facility (the "Refinanced Credit Facility") and the amended facility consists of a $325.0 million Revolving Credit Facility, a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility. Prior to the refinancing of the Credit Facility, on March 26, 1997, the Company issued $155.0 million of 11% Senior Subordinated Notes due 2005 at a price of 105.5 percent of their principal amount and issued a redemption notice for $140.2 million aggregate principal amount of the Company's outstanding 13.75% Senior Subordinated Notes due 2005 (the "1995 13.75% Senior Subordinated Notes") and $4.8 million aggregate principal amount of the Company's outstanding 13.75% Senior Subordinated Notes due 2001 (the "1991 13.75% Senior Subordinated Notes," and together with the 1995 13.75% Senior Subordinated Notes, the "13.75% Senior Subordinated Notes"). The 13.75% Senior Subordinated Notes were redeemed on April 28, 1997. It is anticipated that the refinancing of the Credit Facility, together with the lower interest cost associated with the replacement of the 13.75% Senior Subordinated Notes with the 1997 11% Senior Subordinated Notes offering, will reduce the Company's annual interest expense by approximately $12 million. See "Debt Refinancing."

ACCOUNTING PRESENTATION

     The Company's results of operations for the 53 weeks ended February 2, 1997 reflect operations for the combined Company, while the results of operations for the 52 weeks ended January 28, 1996 reflect 20 weeks of operations of F4L Supermarkets prior to the Merger and 32 weeks of operations of the combined
Company.   Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Merger is attributable to several factors, including the size of the combined Company (since the Merger approximately doubled F4L Supermarkets' annual sales volume), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

     The Merger has been accounted for as a purchase of Ralphs by Holdings. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, reflect Ralphs' net assets at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of Ralphs' net assets was recorded as goodwill and is being amortized over a 40-year period. The Company finalized the allocation of the Ralphs purchase price in the second quarter of fiscal 1996.

     The Company operates within a conventional 52 or 53-week accounting fiscal year. The Company changed its fiscal year-end from the last Saturday in June to the Sunday closest to January 31, resulting in a 31-week transition period ended January 29, 1995. As a result of the fiscal year-end change, the 31-week period ended January 29, 1995 is referred to as the 1995 transition period, the 52-week period ended January 28, 1996 is referred to as fiscal 1995 and the 53-week
period ended February 2, 1997 is referred to as fiscal 1996.    The operating
results for the 1995 transition period are not directly comparable to those of fiscal 1996 or 1995, as these periods include 53 and 52 weeks of operations, respectively.



RESULTS OF OPERATIONS OF THE COMPANY

     The following table sets forth the historical operating results of the Company for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997:

--------------------------------------------------------------------------------------------------------------
                              Fiscal Year               1995            Fiscal Year          Fiscal Year
                                  1994            Transition Period         1995                 1996
--------------------------------------------------------------------------------------------------------------
                                                           (in millions)


Sales                       $2,585.2   100.0%    $1,556.5   100.0%    $4,335.1    100.0%   $5,516.3   100.0%
Gross profit                   469.3    18.1        262.4    16.9        849.1     19.6     1,190.0    21.6
Selling, general,
   administrative and
   other, net                  388.8    15.0        222.4    14.3        785.6     18.1       987.4     17.9
Amortization of goodwill         7.7     0.3          4.6     0.3         21.8      0.5        38.7      0.7
Loss (gain) on disposal
   of assets                     0.0     0.0         (0.5)   (0.0)        (0.5)    (0.0)        9.3      0.2
Restructuring charge             0.0     0.0          5.1     0.3        123.1      2.8         0.0      0.0
Operating income (loss)         72.8     2.8         30.7     2.0        (80.8)    (1.9)      154.6      2.8
Interest expense                77.0     2.9         48.4     3.1        202.7      4.7       284.2      5.2
Provision for earthquake
   losses                        4.5     0.2          0.0     0.0          0.0      0.0         0.0      0.0
Provision for income taxes       2.7     0.1          0.0     0.0          0.5      0.0         0.0      0.0
Loss before extraordinary
   charge                      (11.5)   (0.4)       (17.6)   (1.1)      (284.0)    (6.6)     (129.6)    (2.3)
Extraordinary charge             0.0     0.0          0.0     0.0         38.4      0.9         0.0      0.0
Net loss                       (11.5)   (0.4)       (17.6)   (1.1)      (322.4)    (7.4)     (129.6)    (2.3)
--------------------------------------------------------------------------------------------------------------

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 53 WEEKS ENDED FEBRUARY 2, 1997 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 28, 1996.

     Sales.   Sales per week increased $20.7 million, or 24.8 percent, from
$83.4 million in the 52 weeks ended January 28, 1996 to $104.1 million in the 53
weeks ended February 2, 1997.   The increase in sales was primarily attributable
to the addition of 174 conventional supermarkets acquired through the Merger, and to new store openings and the improved performance of converted stores partially offset by the closing of 74 smaller stores since the Merger. Comparable store sales trends have been improving each quarter since the Merger, and the fourth quarter represents the third consecutive quarter the Company has achieved positive comparable store sales, increasing by 2.9 percent. Excluding stores being divested or closed in connection with the Merger, comparable store sales for fiscal 1996 increased 1.8 percent. Management believes the increase in comparable store sales was primarily attributable to additional consumers' favorable response to the Company's "First in Southern California" marketing program.

     Gross Profit. Gross profit increased as a percentage of sales from 19.6 percent in the 52 weeks ended January 28, 1996 to 21.6 percent in the 53 weeks ended February 2, 1997. The increase in gross profit margin reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of inventory management programs instituted by the Company are realized. The increase in gross profit margin was also attributable to the addition of RGC's conventional supermarkets which diluted the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit in 1995 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

     Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $785.6 million and $987.4 million for the 52 weeks ended January 28, 1996 and the 53 weeks ended
February 2, 1997, respectively.  SG&A decreased as a percentage of sales from
18.1 percent to 17.9 percent for those periods. The reduction in SG&A as a percentage of sales reflects the results of tighter expense and labor controls at store level and administrative costs reductions. The decrease in SG&A as a percentage of sales was offset by an increase in SG&A due primarily to the addition of RGC's conventional supermarkets acquired through the Merger. The additional conventional supermarkets diluted the effect of the Company's warehouse stores which have lower SG&A than the Company's conventional supermarkets. The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1995, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal 1996 was $17.8 million, which partially offset the increase in SG&A. SG&A was also impacted in fiscal 1995 and 1996 by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

     Restructuring Charge. During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. The stores were closed to comply with a settlement agreement with the State of California in connection with the Merger or due to under-performance. Three RGC stores were also required to be sold to comply with the settlement agreement. During fiscal year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). During fiscal year 1996, the Company utilized $15.1 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment, expenditures associated with the closed stores and the warehouse facility and lease termination expenses ($15.2 million).

     On December 29, 1995, the Company consummated an agreement with Smith's to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew from the
California market.   As a  result of the acquisition of the Riverside
distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal year 1996. Also, the Company closed nine of its smaller and less efficient stores which were near the stores acquired from Smith's. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities. During fiscal year 1996, the Company utilized $33.9 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment ($18.3 million) and lease termination expenses ($15.6 million).

     Operating Income (Loss). In addition to the factors discussed above, operating income for fiscal year 1996 was impacted by approximately $13.5 million of costs associated with the integration of the Smith's distribution center and the continuing integration of the stores acquired from Smith's and approximately $8.9 million associated with closed store reserves.

     Interest Expense. Interest expense (including amortization of deferred financing costs) was $202.7 million for the 52 weeks ended January 28, 1996 and $284.2 million for the 53 weeks ended February 2, 1997. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger. See "Liquidity and Capital Resources."

     Loss Before Extraordinary Charge. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charge decreased from $284.0 million for fiscal year 1995 to $129.6 million in fiscal year 1996.


COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED
JANUARY 28, 1996 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 31 WEEKS ENDED JANUARY 29, 1995.

     Sales.   Sales per week increased $33.2 million, or 66.1 percent, from
$50.2 million in the 31 weeks ended January 29, 1995 to $83.4 million in the 52
weeks ended January 28, 1996.   The increase in sales was primarily attributable
to the addition of 174 conventional supermarkets acquired through the Merger. The sales increase was partially offset by a pro-forma comparable store sales (includes the combined sales of F4L Supermarkets and RGC for the period prior to the Merger) decline of 1.9 percent for the 52 weeks ended January 28, 1996 as
compared to the 52 weeks ended January 28, 1995.   Excluding stores scheduled
for divestiture or closing, pro-forma comparable store sales decreased 1.2 percent. Management believes the decline in comparable store sales was primarily attributable to additional competitive store openings and remodels in Southern California, as well as the Company's own new store openings and conversions.

     Gross Profit. Gross profit increased as a percentage of sales from 16.9 percent in the 31 weeks ended January 29, 1995 to 19.6 percent in the 52 weeks ended January 28, 1996. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which diluted the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income
(Loss)."

     Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $222.4 million and $785.6 million for the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996, respectively. SG&A increased as a percentage of sales from 14.3 percent to 18.1 percent for the same periods. The increase in SG&A as a percentage of sales was due primarily to the addition of 174 conventional supermarkets acquired through the Merger. The additional conventional supermarkets diluted the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal 1995 was $26.1 million, which partially offset the increase in SG&A. SG&A was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

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

     Operating Income (Loss). In addition to the factors discussed above, operating income includes charges of approximately $75 million for costs associated with the conversion of stores and integration of the Company's operations. These costs related primarily to (i) markdowns on clearance inventory at F4L Supermarkets' Alpha Beta, Boys and Viva stores converted to the Ralphs format, (ii) an advertising campaign announcing the Merger, and
(iii) incremental labor cost associated with the training of Company personnel following store conversions. In addition, the Company has experienced higher than anticipated warehousing and distribution costs since the Merger, primarily due to the delay in the planned consolidation of the Company's distribution facilities resulting from the acquisition of the Smith's Riverside distribution center.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations, amounts available under the Revolving Facility and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements during fiscal 1997.

     At February 2, 1997, there were borrowings of $99.4 million under the Revolving Facility and $89.1 million of standby letters of credit had been issued. Under the terms of the 1995 Credit Facility, the Company was required to make amortization payments of $2.2 million in 1996. In addition, the Company prepaid term loans in the amount of $46.8 million with proceeds from 1996 10.45% Senior Notes and proceeds from asset sales. The Term Loans require quarterly amortization payments aggregating $4.3 million in fiscal year 1997, $4.3 million in fiscal year 1998, $29.0 million in fiscal year 1999 and increasing
thereafter.   The level of borrowings under the Company's  Revolving Facility is dependent upon cash flows from operations, the timing of disbursements, seasonal requirements and capital expenditure activity. The Company was required to reduce loans outstanding under the Revolving Facility to $150.0 million for a period of not less than 30 consecutive days during the period between the first day of the fourth fiscal quarter of 1996 and the last day of the first fiscal
quarter of 1997.   At April 18, 1997, the Company had $140.7 million available
for borrowing under the Revolving Facility.   The Company also entered into an
amendment and waiver to its Credit Agreement in connection with the transaction with American Stores relating to the Company's La Habra facility as described above.

     During fiscal year 1996, cash provided by operating activities was approximately $133.7 million as compared to cash used by operating activities of approximately $16.8 million in fiscal year 1995. The increase in cash from operating activities is due primarily to a significant improvement in operating income for the 53 weeks ended February 2, 1997. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At February 2, 1997, this resulted in a working capital deficit of $182.6 million, which is not significantly changed from the January 28, 1996 working capital deficit of $178.5 million.

     Cash used for investing activities was $111.1 million for fiscal year 1996. Investing activities consisted primarily of capital expenditures of $123.6 million, partially offset by $25.6 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

     The capital expenditures discussed above relate to 32 new stores (26 of which had been completed at February 2, 1997) and the remodeling of 29 stores
(24 of which had been completed at February 2, 1997).   The Company currently
anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $155.0 million (or $140.0 million, net of expected capital leases). Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its future operating strategy. Consequently, management believes if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

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

     Cash used by financing activities was $22.9 million for fiscal year 1996. Financing activities consisted primarily of a $28.0 million net reduction of the amount outstanding under the Revolving Facility, principal payments on long-term debt and payments on capital leases of $87.5 million, offset by proceeds from the June 1996 issuance of $100.0 million aggregate principal amount of 10.45% Senior Notes due 2004 (the "1996 10.45% Senior Notes"). The terms of the 1996 10.45% Senior Notes are substantially identical to those of the Company's 1995 10.45% Senior Notes, which were issued in a registered offering in June 1995 and of which $520.3 million aggregate principal amount is outstanding. The 1996 10.45% Senior Notes were issued with original issue discount resulting in gross proceeds to the Company of $94.6 million.

     The $94.6 million of gross proceeds from the 1996 10.45% Senior Notes was used to (i) repay $22.7 million of Term Loans, which was due within the following twelve months, (ii) repay $21.7 million of additional Term Loans, pro rata over the term thereof, (iii) repay $47.6 million in borrowings under the Revolving Facility (without any reduction in amounts available for future borrowing thereunder) and (iv) pay fees and expenses related to the 1996 10.45% Senior Notes of approximately $2.6 million.

     In November 1996, the Company amended the Term Loans to pay down $125 million of one of the four original tranches (Tranche A) and initiated new tranches, Tranche E, Tranche F and Tranche G, in the amounts of $75.0 million, $25.0 million and $25 million, respectively. The amortization of the new tranches mirrored the maturity of the initial Tranche B, initial Tranche C and initial Tranche D.

     Holdings has outstanding $123.8 million accreted value of Discount Debentures and $159.9 million principal amount of Seller Debentures
outstanding.   Holdings is a holding company which has  no assets other than the capital stock of Ralphs. Holdings will be required to commence semi-annual cash payments of interest on the Discount Debentures and the Seller Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, Ralphs intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. Ralphs may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.
     The Company has entered into an interest rate collar agreement with the Credit Facility Administrative Agent that effectively sets interest rate limits on the Company's term loans. The notational principal amount at February 2, 1997 and January 28, 1996 was $325 million. The agreement, which was entered into on October 11, 1995 and expires on October 21, 1997, limits the interest rate fluctuation of the 3-month Adjusted Eurodollar Rate (as defined) to a range between 4.5 percent and 8.0 percent. The agreement requires quarterly cash settlement for interest rate fluctuations outside of the limits. The agreement satisfies the interest rate protection requirements under the Credit Facility. As of February 2, 1997 and January 28, 1996, the 3-month Adjusted Eurodollar Rate was 5.56 percent and 5.50 percent, respectively. No adjustments to interest expense were recorded during fiscal year 1996 or 1995 as a result of this agreement.

     The Company is highly leveraged. At February 2, 1997, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $2.4 billion and $319.3 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and debt service payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

DEBT REFINANCING

     On March 26, 1997, the Company issued $155 million of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") and called all of the 13.75% Senior Subordinated Notes. The terms of the 1997 11% Senior Subordinated Notes are substantially identical to those of the Company's
11% Senior Subordinated Notes due 2005 issued in 1995.   The 1997 11% Senior
Subordinated Notes were issued at a premium price of 105.5, resulting in gross proceeds of $163.5 million. The proceeds were used to (i) redeem an aggregate of $145.0 million of its outstanding 13.75% Senior Subordinated Notes and (ii) pay accrued interest, call premiums, fees and expenses related to the 1997 11% Senior Subordinated Notes. The redemption price was 106.1 percent of the principal amount outstanding.

     On April 17, 1997, the Company replaced its existing credit facilities (the "Refinanced Credit Facility") with a facility with lower interest rates and a longer average life. The refinancing was structured as an amendment and restatement of the existing Credit Facility and the amended facility consists of a $325.0 million Revolving Credit Facility, a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility. The new Term Loan A and Term Loan B facilities replaced the existing term loan facilities with an outstanding principal balance of $540.4 million at the time of refinancing.

     Borrowings under the Refinanced Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to 1.25 percent for the Revolving Credit Facility and the Term Loan A Facility and the bank's Base Rate (as defined) plus a margin ranging from 0.75 percent to 1.75 percent for the Term Loan B Facility or the Eurodollar Rate (as defined) plus a margin ranging from 1.25 percent to 2.25 percent for the Revolving Credit Facility and the Term Loan A Facility and the Eurodollar Rate (as defined) plus a margin
ranging from 1.75 percent to 2.75 percent for the Term Loan B Facility.   The
interest rate for the Revolving Credit Facility and the Term Loan A Facility currently is the bank's Base Rate (as defined) plus a margin of 0.75 percent or the Eurodollar Rate (as defined) plus a margin of 1.75 percent. The interest rate for the Term Loan B Facility currently is the bank's Base Rate (as defined) plus a margin of 1.25 percent or the Eurodollar rate ( as defined) plus a margin of 2.25 percent.

     Quarterly principal installments on the Refinanced Credit Facility continue to 2004, with amounts payable in each year as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

     Certain other terms and provisions of the previous Credit Facility were also changed including, but not limited to, application of proceeds from selected asset sales and stock offerings and permitted capital expenditures. Management believes that this refinancing provides increased operational and financial flexibility through lower interest costs and lower short-term loan amortization.

     As a result of the refinancings described above, the Company will incur an extraordinary loss in the first quarter of fiscal 1997 of approximately $48.9 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and write-off of deferred financing costs.

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

FORWARD-LOOKING STATEMENTS

     When used in this annual report on Form 10-K, the words "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These factors include, but are not limited to: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss or retirement of key members of management or the termination of the Company's Consulting Agreement with Yucaipa; (iii) inability to negotiate more favorable terms with suppliers; (iv) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (v) inability to develop new stores in advantageous locations or to successfully convert or remodel additional stores; (vi) prolonged labor disruption; (vii) deterioration in general or regional economic conditions; (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) loss of customers or sales weakness; (x) adverse determinations in connection with pending or future litigations or other material claims against the Company; (xi) inability to achieve future sales levels or other operating results that support the cost savings; (xii) the unavailability of funds for capital expenditures;
(xiii) increases in labor costs; (xiv) inability to control inventory levels; and (xv) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. Following the Merger, the Company has experienced certain unanticipated costs and delays in the realization of certain projected cost savings. There can be no assurance that new or additional unforeseen costs or delays will not arise either in connection with the integration or the Company's operations or the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedules on page 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company as of April 18, 1997. Directors serve until the election and qualification of their successors.

-------------------------------------------------------------------------------
NAME                   AGE    POSITION
-------------------    ---    --------------------------------------------------
Ronald W. Burkle       44     Chairman of the Board and Director

George G. Golleher     49     Chief Executive Officer and Director

Alfred A. Marasca      55     President and Chief Operating Officer

Joe S. Burkle          73     Chief Executive Officer - Falley's and Director

Greg Mays              50     Executive Vice President - Finance &
                              Administration

John Standley          34     Senior Vice President and Chief Financial Officer

Harley DeLano          59     President - Cala Foods

Tony Schnug            52     Group Senior Vice President - Support
                              Operations

Christopher Hall       32     Group Vice President - Finance, Controller and
                              Chief Accounting Officer

Robert I. Bernstein    34     Director

Robert Beyer           37     Director

Peter Copses           38     Director

Patrick L. Graham      47     Director

Lawrence K. Kalantari  37     Director

John Kissick           55     Director
-------------------------------------------------------------------------------

        Ronald W. Burkle has been Chairman of the Board since February 1997. He has been a Director since June 1995. He also served as Chairman of the Board from June 1995 to January 1996. Mr. Burkle was a Director, Chairman of the Board and Chief Executive Officer of F4L Supermarkets from its inception in 1989 until the Merger. Mr. Burkle co-founded The Yucaipa Companies in 1986 and served as Director, Chairman of the Board, President and Chief Executive Officer of FFL from 1987 and of Holdings from 1992 until the Merger, respectively. Mr. Burkle has been Chairman of the Board of Dominick's Finer Foods, Inc. since March 1995 and served as Chief Executive Officer from March 1995 until January 1996. Mr. Burkle also served as Chairman of the Board of Smitty's Supermarkets, Inc. ("Smitty's") from June 1994 until its merger in May 1996 with Smith's Food & Drug Centers, Inc. ("Smith's"). He has been Chief Executive Officer of Smith's since May 1996. He has also served as a Director of Kaufman & Broad Home Corporation, Inc. since March 1995. Mr. Burkle is the son of
Joe S. Burkle.

        George G. Golleher has been Chief Executive Officer since January 1996 and a Director since June 1995. He was Vice Chairman from June 1995 to January 1996. He was a Director of F4L Supermarkets from its inception in 1989 and was the President and Chief Operating Officer of F4L Supermarkets from January 1990 until the Merger. From 1986 through 1989, Mr. Golleher served as Senior Vice President - Finance and Administration of The Boys Markets, Inc. Mr. Golleher served as a Director of Dominick's Finer Foods Inc., an affiliate of The Yucaipa Companies, from March 1995 until October 1996.

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

        Greg Mays has been Executive Vice President - Finance & Administration since February 1997. He was Executive Vice President - Finance & Administration and Chief Financial Officer from September 1995 to February 1997. He was Executive Vice President - Finance & Administration from June 1995 to September 1995. He was Executive Vice President - Finance & Administration and Chief Financial Officer of F4L Supermarkets and of Holdings from December 1992 until the Merger. From 1991 to December 1992, Mr. Mays was President and Chief Financial Officer of Almac's and from 1989 to 1991, he was Chief Financial Officer of Almac's. From April 1988 to June 1989, Mr. Mays was Chief Financial Officer of Food 4 Less of Modesto, Inc. and Cala Foods, Inc.

        John Standley has been Senior Vice President and Chief Financial Officer since February 1997. He was Senior Vice President - Administration of Smith's from May 1996 to February 1997. He was Chief Financial Officer, Vice President and Assistant Secretary of Smitty's from December 1994 to May 1996. From 1991 to 1994, Mr. Standley was Vice President of Finance of Food 4 Less Supermarkets, Inc. Prior to 1991, he was a manager at Arthur Andersen LLP.

        Harley DeLano has been President of Cala Foods, Inc. since 1990. Mr. DeLano was General Manager of ABC from 1980 to 1990. He serves as a Director of Certified Grocers.

        Tony Schnug has been Group Senior Vice President - Support Operations since January 1996. He was Senior Vice President of Manufacturing and Construction from June 1995 to January 1996. He was Senior Vice President - Corporate Operations of F4L Supermarkets from 1990 until the Merger. Before joining F4L Supermarkets, he was Managing Director of SAGE, a wholly-owned subsidiary of Ogilvy & Mather, and Vice President - Management Information Systems of The Vons Companies, Inc.

        Christopher Hall has been Group Vice President - Finance, Controller, and Chief Accounting Officer since February 1997. He was Group Vice President/Controller from September 1995 to February 1997. He was Vice President, Accounting from June 1995 to September 1995. Prior to that, he was Controller at Food 4 Less Supermarkets from 1993 to June 1995, and joined
Food 4 Less Supermarkets in 1992 as Director - Finance. Prior to 1992, he was a member of the audit practice at Arthur Andersen LLP.

        Robert I. Bernstein has been a Director since March 1997. He has been a general partner of The Yucaipa Companies since joining the firm in December 1995. From 1986 to 1989 and from 1993 to 1995, Mr. Bernstein was employed by Bankers Trust. From 1989 to 1992, he was an infantry officer in the U.S. Marine Corps.

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

        Patrick L. Graham has been a Director since June 1995. He joined The Yucaipa Companies as a general partner in January 1993. Prior to that time, he was a Managing Director in the Corporate Finance Department of Libra Investments, Inc. from 1992 to 1993 and Paine Webber, Inc. from 1990 to 1992. From 1982 to 1990, he was a Managing Director of the Corporate Finance Department of Drexel Burnham Lambert, Inc. and an Associate Director of the Corporate Finance Department of Bear Stearns & Co., Inc. Mr. Graham has served as a Director of Smitty's Supermarkets, Inc. from June 1994 to May 1996 and of Dominick's Finer Foods, Inc. since March 1995.

        Lawrence K. Kalantari has been a Director since March 1997. He has been a general partner of The Yucaipa Companies since joining the firm in December 1995. Prior to that time, he was a Managing Director for Bankers Trust during 1995. Previously he was employed by CS First Boston Corporation from July 1993 to May 1995 and Paine Webber, Inc. from March 1990 to June 1993.

        John Kissick has been a Director since June 1995. He is a principal of Apollo Advisors, L.P. which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, a private investment advisory firm. He serves as Director of Continental Graphics Holdings, Inc., Converse, Inc., The Florsheim Shoe Company, Inc. and Furniture Brands International, Inc.

        The Company does not currently pay any fees or remuneration to its directors for service on the board or any board committee, but will reimburse directors for their ordinary out-of-pocket expenses.

        Messrs. R. Burkle, Golleher, Marasca, J. Burkle, Bernstein, Beyer, Copses, Graham, Kalantari and Kissick are directors of Ralphs.


ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation of the Chief Executive Officer, the four other most highly compensated executive officers and one additional highly compensated former executive officer of the Company (the "Named Executive Officers"), whose total salary and bonus for the 53 weeks ended February 2, 1997 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the same time period.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation
                                                       -------------------------------------------------------
                                                                                No. of Shares
                                     Transition                                   Underlying   All Other
                                   Period/Fiscal        Salary         Bonus      Options     Compensation(10)
Name and Principal Position          Year Ended         ($) (7)        ($)(7)     (#)            ($)
--------------------------------------------------------------------------------------------------------------
Byron E. Allumbaugh(1)            February 2, 1997     1,155,449            -          -            1,500
   Chairman                       January 28, 1996       883,333      547,692    820,227(9)         1,848
                                  January 29, 1995(6)          -            -          -                -
                                  June 25, 1994                -            -          -                -

George G. Golleher(2)             February 2, 1997       770,833            -    100,000            1,500
   Chief Executive Officer        January 28, 1996       503,205    1,950,000(8) 200,000(9)         1,783
                                  January 29, 1995(6)    298,100      300,000          -            3,329
                                  June 25, 1994          500,000      500,000          -            3,937

Alfred A. Marasca(3)              February 2, 1997       600,000            -          -            1,500
   President and                  January 28, 1996       466,667      333,846    300,000(9)         3,000
   Chief Operating Officer        January 29, 1995(6)          -            -          -                -
                                  June 25, 1994                -            -          -                -

Greg Mays(4)                      February 2, 1997       314,583            -     60,000            1,500
   Executive Vice President -     January 28, 1996       286,378      355,000(8)       -            1,783
   Finance / Administration and   January 29, 1995(6)    154,300       85,000          -            2,687
   Chief Financial Officer        June 25, 1994          250,000      150,000          -                -

Harley DeLano                     February 2, 1997       215,000       48,887     30,000            1,500
   President, Cala Foods          January 28, 1996       211,218      150,000          -            1,783
                                  January 29, 1995(6)    115,385       50,000          -            2,247
                                  June 25, 1994          197,404       40,000          -            3,329

Tony Schnug(5)                    February 2, 1997       247,500            -     35,000            1,500
   Group Senior Vice President -  January 28, 1996       206,282      201,000          -            1,783
   Support Operations             January 29, 1995(6)    210,385      100,000          -            2,247
                                  June 25, 1994          190,000       40,000          -            3,145
--------------------------------------------------------------------------------------------------------------

__________________________________

(1) In January 1996, Byron E. Allumbaugh became Chairman. Mr. Allumbaugh retired as Chairman in January 1997.
(2)  In January 1996, George G. Golleher became Chief Executive Officer.
(3)  In June 1995, Alfred A. Marasca became President and Chief Operating
     Officer.
(4) In September 1995, Greg Mays became Executive Vice President - Finance & Administration and Chief Financial Officer.
(5) In January 1996, Tony Schnug became Group Senior Vice President - Support Operations.
(6) F4L Supermarkets changed its fiscal year from the 52 or 53-week period which ends on the last Saturday in June to the 52 to 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period.
(7)  Salary and bonus payments are reflected in the period they are paid.
(8) Includes payment of a special bonus upon change of control, in connection with the Ralphs Merger, for George Golleher and Greg Mays in the amount of $1,750,000 and $150,000, respectively.
(9) All options shown were granted in connection with the Merger. Of such options, 220,227 and 100,000 were granted to Messrs. Allumbaugh and Marasca, respectively, in exchange for the cancellation of certain payments to such individuals under RGC equity appreciation rights.
(10) The amounts shown in this column represent annual payments by the Company to the Employee Profit Sharing and Retirement Program of the Company.

   The following table sets forth information concerning options granted in fiscal 1996 to each of the Named Executive Officers pursuant to Holdings' 1995 Stock Option Plan. All options are exercisable for shares of Holdings' Common Stock.


                          OPTION GRANTS IN FISCAL 1996

-------------------------------------------------------------------------------------------------------------------
                                                                                      Potential Realizable Value at
                                                                                         Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                       Individual Grants                                   for Option Term
                              ---------------------------------------------------------  --------------------------
                               No. of     % of Total Options   Exercise or
                              Options    Granted to Employees   Base Price   Expiration
                             Granted(1)     in Fiscal Year        ($/Sh)        Date      5% ($)      10%($)
-------------------------------------------------------------------------------------------------------------------
Byron E. Allumbaugh                  -              -                 -             -           -           -


George G. Golleher             100,000           13.7%            10.00       4/29/06     628,895   1,593,742


Alfred A. Marasca                    -              -                 -             -           -           -


Greg Mays                       60,000            8.2%            10.00       4/29/06     377,337     956,245


Harley DeLano                   30,000            4.1%            10.00       4/29/06     188,688     478,123


Tony Schnug                     35,000            4.8%            10.00       4/29/06     220,113     557,810

-------------------------------------------------------------------------------------------------------------------

_______________________

(1)Mr. Golleher's options are immediately exercisable. Options held by Messrs. Mays, DeLano and Schnug vest over a five-year period commencing June 14, 1996.


     The following tables sets forth for each of the Named Executive Officers, as to outstanding options at February 2, 1997, the number of unexercised options and the aggregate unrealized appreciation on "in-the-money" unexercised options held at such date. No options were exercised by any of the Named Executive Officers during fiscal 1996.


                       1996 FISCAL YEAR END OPTION VALUES

---------------------------------------------------------------------------------------------------------
                                              Number of
                                                Shares                                   Value of
                                              Underlying                                   Unexercised
                                             Unexercised                               In-the-Money
                                              Options at                                Options at
                                           Fiscal Year End                           Fiscal Year End

                                            Exercisable /                               Exercisable /
Name                                      Unexercisable (#)                         Unexercisable ($)
---------------------------------------------------------------------------------------------------------
Byron E. Allumbaugh                          820,227 / 0                              2,198,208 / 0


George G. Golleher                            300,000 / 0                                     0 / 0


Alfred A. Marasca                             300,000 / 0                               999,000 / 0


Greg Mays                                 12,000 / 48,000                                     0 / 0


Harley DeLano                              6,000 / 24,000                                     0 / 0


Tony Schnug                                7,000 / 28,000                                     0 / 0
---------------------------------------------------------------------------------------------------------

CONSULTING AND EMPLOYMENT AGREEMENTS

     In connection with the consummation of the Merger, Food 4 Less' board of directors authorized the payment of a special bonus of $1,750,000 to George Golleher in a lump sum amount equal to the base salary due him under the remaining term of his then existing employment agreement. As a condition of the payment of such bonus, Mr. Golleher's existing employment agreement was cancelled, and he entered into a new agreement which provides for an annual salary currently equal to $1,000,000 plus a bonus equal to his salary in each year if the Earnings Targets are reached. Mr. Golleher's new employment agreement continues in effect certain additional rights, including the right to be elected to the Company's board of directors and the right to require the Company to repurchase certain of his shares of New Holdings stock upon his death, disability or termination without cause.

     The employment agreement between Ralphs and Alfred Marasca provides for a salary currently equal to $600,000 per annum and an annual bonus equal to his salary if the Earnings Targets for the year are reached.

     The employment agreement between Ralphs and Greg Mays provides for a salary currently equal to $375,000 per annum and an annual bonus equal to his salary if the Earnings Targets for the year are reached. Mr. Mays also received a special bonus of $150,000 in fiscal 1995 upon the change of control in connection with the Merger.

     The employment agreements described above are for a term of three years and provide generally that the Company may terminate the agreement for cause or upon the failure of the employee to render services to the Company for a specified period and the employee may terminate the agreement because of the employee's disability. In addition, the employee's services may be suspended upon notice by the Company and in such event the employee will continue to be compensated by the Company during the remainder of the term of the agreement, subject to certain offsets if the employee becomes engaged in another business.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a board committee performing the functions of a compensation committee. Byron E. Allumbaugh, Chairman, and George G. Golleher, Chief Executive Officer of the Company, together with Alfred Marasca, President and Greg Mays, Executive Vice President, made decisions with regard to the Company's executive officer compensation for fiscal 1996.

RETIREMENT PLANS

     Retirement Plan. The Ralphs Grocery Company Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for salaried and hourly nonunion employees with at least one year of service (1,000 hours). The Company makes annual contributions to the Retirement Plan in such amounts as are actuarially required to fund the benefits payable to participants in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

     The following table sets forth the combined estimated annual benefits payable in the form of a (single) life annuity under the Retirement Plan, the SERP and the Supplement Plan (unreduced by the cash surrender value of any life insurance policies) to a participant in the above plans who is retiring at a normal retirement date on January 1, 1997 for the specified final average salaries and years of credited service.

------------------------------------------------------------------------------------------------
                 Final                             Years of Credited Service
                Average          ---------------------------------------------------------------
                 Salary              15           20          25           30           35
------------------------------------------------------------------------------------------------
              $   100,000        $  19,348    $  25,798    $  32,347   $  38,697    $  45,146
                  200,000           41,848       55,798       69,747      83,697       97,646
                  300,000           90,000      120,000      150,000     180,000      180,000
                  400,000          120,000      160,000      200,000     240,000      240,000
                  600,000          180,000      240,000      300,000     360,000      360,000
                  800,000          240,000      320,000      400,000     480,000      480,000
                1,000,000          300,000      400,000      500,000     600,000      600,000
                1,040,000
                and above          312,000      416,000      520,000     624,000      624,000
------------------------------------------------------------------------------------------------

     Messrs. Allumbaugh, Golleher, Marasca, Mays, Schnug and DeLano have completed 39, 12, 33, 9, 7 and 12 years of credited service, respectively. Compensation covered by the Retirement Plan, the SERP and Supplement Plan includes both salary and bonus. The calculation of retirement benefits generally is based on average compensation for the highest five consecutive years of the ten years preceding retirement under the Retirement Plan and the Supplement Plan. The calculation of retirement benefits generally is based on average compensation for the highest three years of the ten years preceding retirement under the SERP. The benefits earned by a participant under the SERP and Supplement Plan are reduced by any benefits which the participant has earned under the Retirement Plan and may be offset under certain circumstances by the cash surrender value of life insurance policies maintained by the Company pursuant to the insurance agreements entered into by the Company and the executive. Benefits are not subject to any deduction for social security offset.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of Common Stock and Series A Preferred Stock and Series B Preferred Stock of the Company by each person who, to the knowledge of the Company, owns 5% or more of the Company's outstanding voting stock, by each person who is a director or Named Executive Officer of the Company, and by all executive officers and directors of the Company as a group, as of April 18, 1997.

-------------------------------------------------------------------------------------------------------------------
                                        Common            Series A          Series B
                                      Stock (1)       Preferred Stock   Preferred Stock
                                  -------------------  ---------------   ----------------
                                                                                           Percentage  Percentage
                                    Number                 Number              Number       of Total     of all
                                      of                     of                  of          Voting    Outstanding
 Beneficial Owner (2)               Shares         %       Shares    %         Shares   %   Power(1)   Stock(1)(3)
-------------------------------------------------------------------------------------------------------------------
Yucaipa and affiliates:
   The Yucaipa Companies (4)     17,566,389      65.6%          -     -           -       -    38.5%     35.8%
   Ronald W. Burkle (5)           1,777,390       9.5%          -     -           -       -     4.7%      4.3%
   George G. Golleher (5)(6)        562,525       2.9%          -     -           -       -     1.5%      1.4%
      10000 Santa Monica Blvd.
      Los Angeles, CA 90067
-------------------------------------------------------------------------------------------------------------------
      Total                      19,906,304      73.5%          -     -           -       -    43.3%     40.3%

Alfred A. Marasca (7)               300,000       1.6%          -     -           -       -     0.8%      0.7%
Greg Mays (8)                        68,890       0.4%          -     -           -       -     0.2%      0.2%
Harley DeLano (9)                    30,000       0.2%          -     -           -       -     0.1%      0.1%
Tony Schnug (9)                      35,000       0.2%          -     -           -       -     0.1%      0.1%
Apollo Advisors, L.P.,
Apollo Advisors II, L.P. (10)
   2 Manhattanville Road
   Purchase, NY 10577             1,285,165       6.8% 10,733,244   64.3%         -       -    35.6%     32.6%
BT Investment Partners, Inc.(11)
   130 Liberty Street
   New York, NY 10006               509,812       2.7%    900,000    5.4% 3,100,000    100.0%   4.1%     12.2%
Other 1995 equity investors
   as a group (12)                   40,172       0.2%  5,000,000   30.3%         -      -     15.1%     13.8%
All directors and executive
   officers as a group
   (15 persons)
(4)(5)(6)(7)(8)(9)(13)           20,350,194      73.9%          -      -          -      -     43.9%     40.8%
-------------------------------------------------------------------------------------------------------------------

_____________________________

(1) Gives effect to the assumed exercise of outstanding warrants, held by certain institutional investors, to acquire 2,008,874 shares of Holdings common stock.

(2) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of Common Stock or Series A Preferred Stock or Series B Preferred Stock owned by such beneficial owner.

(3) Assumes the conversion of all outstanding Series A Preferred Stock and Series B Preferred Stock into Common Stock at the conversion rate applicable as of March 15, 1997.

(4) Represents shares owned by The Yucaipa Companies, F4L Equity Partners, L.P., FFL Partners, Yucaipa Capital Fund and Yucaipa/F4L Partners. These entities are affiliated partnerships which are controlled, directly or indirectly, by Ronald W. Burkle. The foregoing entities are parties to a stockholders agreement with other Holdings investors which gives to Yucaipa the right to elect a majority of the directors of Holdings. Share amount and percentages shown for Yucaipa include a warrant to purchase 8,000,000 shares of Holdings Common Stock held by Yucaipa. Such warrant will become exercisable only upon the occurrence of an initial public offering or certain sales transactions involving Holdings.

(5) Certain management stockholders who own in the aggregate 431,096 shares of Common Stock have entered into a Stockholder Voting Agreement and Proxy pursuant to which Ronald W. Burkle, George G. Golleher and Yucaipa Capital Advisors, Inc. have sole voting control over the shares currently owned by
     such management stockholders until June 14, 2005.   The 431,096 shares have
     been included, solely for purposes of the above table, in the share amounts shown for Mr. Burkle but not for Mr. Golleher. Neither Messrs. Burkle and Golleher nor Yucaipa Capital Advisors, Inc. have the power to dispose of, or any other form of investment power with respect to such shares. Messrs. Burkle and Golleher have sole voting and investment power with respect to 1,346,294 and 562,525 shares of Common Stock they respectively own (including in the case of Mr. Golleher, 300,000 shares issuable upon the exercise of options).
(6) Includes 300,000 shares issuable upon the exercise of options held by Mr. Golleher.

(7)  Represents shares issuable upon the exercise of options held by Mr.
     Marasca.

(8) Includes 60,000 shares issuable upon the exercise of options held by Mr. Mays. In addition, Mr. Mays owns 8,890 of the 431,096 shares of Common Stock that are subject to the Stockholder Voting Agreement and Proxy described in note (4) above.

(9) Represents shares issuable upon the exercise of options held by Messrs. DeLano and Schnug.

(10) Represents shares owned by one or more entities managed by or affiliated with Apollo Advisors, L.P., or Apollo Advisors II, L.P. (collectively, "Apollo"), together with certain affiliates or designees of Apollo.

(11) Represents shares owned by BT Investment Partners, Inc. ("BTIP"), Bankers Trust New York Corporation and BT Securities Corporation. Bankers Trust New York Corporation and BT Securities Corporation are affiliated with BTIP. BTIP expressly disclaims beneficial ownership of all shares owned by Bankers Trust New York Corporation and BT Securities Corporation.

(12) Includes certain institutional investors, other than Apollo and BTIP, which purchased Series A Preferred Stock of Holdings in connection with the Merger. Pursuant to the 1995 Stockholders Agreement, certain corporate actions by Holdings and its subsidiaries require the consent of the directors whom the 1995 equity investors, including Apollo and BTIP, are entitled to elect to the Holdings Board of Directors. Such investors do not affirm the existence of a "group" within the meaning of Rule 13d-5 under the Exchange Act, and expressly disclaim beneficial ownership of all Holdings shares except for those shares held of record by each such investor or its nominees.

(13) Includes 10,000 shares issuable upon the exercise of options held by executive officers other than the named executive officers above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is a party to a consulting agreement with Yucaipa which provides for certain management and financial services to be performed by
Yucaipa for the benefit of  the Company and its subsidiaries.   The services of
Messrs. R. Burkle, Bernstein, Graham and Kalantari acting in their capacities as directors, and the services of other Yucaipa personnel are provided to the Company pursuant to this agreement. See "Item 10 ---- Directors and Executive Officers of the Registrant." Messrs. R. Burkle, Bernstein, Graham and Kalantari are partners of Yucaipa. The consulting agreement provides for an annual management fee payable by the Company to Yucaipa in the amount of $4 million. In addition, the Company may retain Yucaipa in an advisory capacity in connection with acquisition or sale transactions, in which case the Company will pay Yucaipa an advisory fee, except that the retention of Yucaipa in connection with a sale of the entire Company would require approval by a majority of the
disinterested directors.   The agreement has a five-year term, which is
automatically renewed on each anniversary of the Merger for a five-year term unless ninety days' notice is given by either party. The agreement may be terminated at any time by the Company, provided that Yucaipa will be entitled to full monthly payments under the agreement for the remaining term thereof, unless the Company terminates for cause pursuant to the terms of the agreement.
Yucaipa may terminate the agreement if the Company fails to make a payment due thereunder, or if there occurs a change of control (as defined in the agreement) of the Company, and upon any such termination Yucaipa will be entitled to full monthly payments for the remaining term of the agreement. Pursuant to the agreement, Yucaipa earned a total of $4.0 million in management fees for fiscal 1996.

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

     FFL Partners, a partnership controlled by Ronald W. Burkle, is obligated, pursuant to an agreement with Holdings, to repurchase shares of Holding's common stock from certain terminated participants in an employee benefit plan maintained by one of the Company's subsidiaries. See "Note 10 of Notes to Consolidated Financial Statements of Ralphs Grocery Company." From time to time, the Company advances funds to plan participants on behalf of FFL Partners and records a receivable from FFL Partners fo the amount advanced. During fiscal 1996, FFL Partners reimbursed the Company $2.6 million in fulfillment of its purchase obligation. At February 2, 1997, the outstanding receivable from FFL Partners was approximately $271,000.

     On June 6, 1996, the Company issued the 1996 10.45% Senior Notes to BT Securities Corporation ("BT Securities"), an affiliate of BT Investment Partners, Inc. ("BTIP"), which resold the notes pursuant to Rule 144A under the Securities Act. BT Securities received a fee in the amount of $2.3 million for acting as initial purchaser in the offering. On March 26, 1997, the Company issued the 1997 11% Senior Subordinated Notes to BT Securities and certain other investment banks, which resold the Notes pursuant to Rule 144A under the Securities Act. BT Securities received a fee of $1.6 million for acting as initial purchaser in the offering. Bankers Trust Company, an affiliate of BTIP and BT Securities has acted as Agent under the Credit Facility and receives customary fees for such services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page 44 hereof.

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


                    FOOD 4 LESS HOLDINGS, INC.

                    By:        /s/ Wayne S. Bell
                                  Wayne S. Bell
                               Assistant Secretary

Date:   May 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                                                    DATE
------------------------               -----------------------------------------------------------------------  -----------

/s/ Ronald W. Burkle                   Chairman of the Board and Director                                       May 5, 1997
Ronald W. Burkle

/s/ George G. Golleher                 Chief Executive Officer and Director                                     May 5, 1997
George G. Golleher

/s/ Alfred A. Marasca                  President, Chief Operating Officer                                       May 5, 1997
Alfred A. Marasca

/s/ Joe S. Burkle                      Chief Executive Officer - Falley's and Director                          May 5,1997
Joe S. Burkle

/s/ Greg Mays                          Executive Vice President - Finance and Administration                    May 5, 1997
Greg Mays

/s/ John Standley                      Senior Vice President and Chief Financial Officer                        May 5, 1997
John Standley

/s/ Christopher Hall                   Group Vice President - Finance, Controller and Chief Accounting Officer  May 5, 1997
Christopher Hall

/s/ Robert I. Bernstein                Director                                                                 May 5, 1997
Robert I. Bernstein

/s/ Robert Beyer                       Director                                                                 May 5, 1997
Robert Beyer

/s/ Peter Copses                       Director                                                                 May 5, 1997
Peter Copses

/s/ Patrick L. Graham                  Director                                                                 May 5, 1997
Patrick L. Graham

/s/ Lawrence K. Kalantari              Director                                                                 May 5, 1997
Lawrence K. Kalantari

/s/ John Kissick                       Director                                                                 May 5, 1997
John Kissick



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


                           FOOD 4 LESS HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                                                                            Page
                                                                                                                           -----

  Report of Independent Public Accountants                                                                                    45
  Consolidated balance sheets as of January 29, 1995, January 28, 1996 and February 2, 1997
                                                                                                                           46-47
  Consolidated statements of operations for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997
                                                                                                                              48
  Consolidated statements of cash flows for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997
                                                                                                                           49-50
  Consolidated statements of stockholders' equity (deficit) for the 52 weeks ended
  June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended
  February 2, 1997                                                                                                            51
  Notes to consolidated financial statements                                                                               52-79

  Financial Statement Schedules
  Report of Independent Public Accountants                                                                                    80
  I       Condensed financial information of registrant                                                                    81-83
  II      Valuation and qualifying accounts                                                                                   84



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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Food 4 Less Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Food 4 Less Holdings, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 29, 1995, January 28, 1996 and February 2, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Food 4 Less Holdings, Inc. and subsidiaries as of January 29, 1995, January 28, 1996 and February 2, 1997, and the results of their operations and their cash flows for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Los Angeles, California
March 21, 1997 (except with respect to the matter discussed in Note 14, as to which the date is April 17, 1997)



                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   As of
                                                                                --------------------------------------------
                                                                               January 29,      January 28,      February 2,
                                                                                   1995             1996             1997
-----------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    19,560       $   67,983     $     67,589
   Trade receivables, less allowances of $1,192,
     $1,954 and $4,057 at January 29, 1995,
     January 28, 1996 and February 2, 1997, respectively                           23,377           60,948           46,560
   Notes and other receivables                                                      3,985            6,452              531
   Inventories                                                                    224,686          502,669          502,095
   Patronage receivables from suppliers                                             5,173            4,557            4,433
   Prepaid expenses and other                                                      13,051           34,855           21,925
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                        289,832          677,464          643,133

INVESTMENTS IN AND NOTES RECEIVABLE
    FROM SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                                    6,718            7,288            7,020
    Certified Grocers of California & Other                                         5,686            4,926            4,945

PROPERTY AND EQUIPMENT:
   Land                                                                            23,488          183,125          173,803
   Buildings                                                                       24,172          196,551          188,311
   Leasehold improvements                                                         110,020          251,856          226,159
   Equipment and fixtures                                                         190,016          441,760          401,716
   Construction in progress                                                         8,042           61,296           51,117
   Leased property under capital leases                                            82,526          189,061          200,199
   Leasehold interests                                                             96,556          114,475          112,398
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  534,820        1,438,124        1,353,703
   Less:  Accumulated depreciation and amortization                               154,382          226,451          301,477
-----------------------------------------------------------------------------------------------------------------------------
      Net property and equipment                                                  380,438        1,211,673        1,052,226

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $20,496, $6,964 and $17,615  at January 29, 1995,
      January 28, 1996 and February 2, 1997, respectively                          25,469           94,100           88,889
   Goodwill, less accumulated amortization of $38,560,
      $60,407 and $99,057 at  January 29, 1995,
     January 28, 1996 and February 2, 1997, respectively                          263,112        1,173,445        1,310,956
   Other, net                                                                      29,440           19,233           24,824
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $1,000,695       $3,188,129       $3,131,993
=============================================================================================================================

    The accompanying notes are an integral part of these consolidated balance sheets.


                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   As of
                                                                               ---------------------------------------------
                                                                               January 29,      January 28,      February 2,
                                                                                   1995             1996             1997
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                            $  190,455      $   385,500      $   371,240
   Accrued payroll and related liabilities                                         42,007           94,011          106,764
   Accrued interest                                                                10,730           23,870           31,011
   Other accrued liabilities                                                       65,279          248,181          234,046
   Income taxes payable                                                               293              596            1,956
   Current portion of self-insurance liabilities                                   28,616           21,785           48,251
   Current portion of senior  debt                                                 22,263           31,735            4,465
   Current portion of obligations under capital leases                              4,965           22,261           28,041
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   364,608          827,939          825,774

SENIOR DEBT, net of current portion                                               320,901        1,226,302        1,263,142

OBLIGATIONS UNDER CAPITAL LEASES                                                   40,675          130,784          126,336

SENIOR SUBORDINATED DEBT                                                          145,000          671,222          671,222

HOLDINGS DEBENTURES                                                                65,136          247,917          283,706

DEFERRED INCOME TAXES                                                              17,534           17,988           21,074

SELF-INSURANCE LIABILITIES                                                         44,123          127,200           91,332

LEASE VALUATION RESERVE                                                                 -           25,182           62,389

OTHER NON-CURRENT LIABILITIES                                                      10,051          102,393          106,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at January 29, 1995, 16,683,244 shares issued at  January 28, 1996 and  February 2, 1997 (aggregate
      liquidation value of   $186.9  million)                                           -          161,831          161,831
   Convertible Series B Preferred Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at January 29, 1995, 3,100,000 shares issued at  January 28, 1996 and  February 2, 1997 (aggregate
      liquidation value of  $34.7 million)                                              -           31,000           31,000
   Common Stock, $.01 par value, 1,600,000 shares, 60,000,000 shares and
      60,000,000 shares  authorized at  January 29, 1995,  January 28, 1996 and
      February 2, 1997,  respectively;  1,386,169 shares,  17,207,882  shares and 17,207,882 shares  issued  at  January 29, 1995, January 28, 1996
      and February 2, 1997,  respectively                                              14              172              172
   Non-Voting Common Stock, $.01 par value, 25,000,000 shares authorized;
      no shares issued at  January 29, 1995,  January 28, 1996 or
      February 2, 1997                                                                  -                -                -
   Additional  capital                                                            105,580           56,991           56,091
   Notes receivable from stockholders                                                (702)            (602)            (592)
   Retained deficit                                                              (112,225)        (434,643)        (564,223)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    7,333         (185,251)        (315,721)
   Treasury Stock; no shares of common stock at January 29, 1995,
      421,237 shares at January 28, 1996 and February 2, 1997                           -           (3,547)          (3,547)
-----------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficit)                                       7,333         (188,798)        (319,268)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $1,000,695       $3,188,129       $3,131,993
==============================================================================================================================

    The accompanying notes are an integral part of these consolidated balance sheets.


                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         For the
                                                             ---------------------------------------------------------------
                                                                52 Weeks         31 Weeks         52 Weeks         53 Weeks
                                                                 Ended            Ended            Ended            Ended
                                                                June 25,       January 29,      January 28,      February 2,
                                                                  1994             1995             1996             1997
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                         $2,585,160       $1,556,522        $4,335,109      $5,516,259
COST OF SALES (including purchases from
   related parties of  $175,929,  $104,407, $141,432
   and $95,341 for the  52 weeks ended
   June 25, 1994,  the 31 weeks  ended January 29,
   1995,  the 52 weeks ended  January 28, 1996
   and the 53 weeks ended February 2, 1997,  respectively)     2,115,842        1,294,147         3,485,993       4,326,230
-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                     469,318          262,375           849,116       1,190,029

SELLING, GENERAL, ADMINISTRATIVE AND
   OTHER, NET                                                    388,836          222,359           785,576         987,425

AMORTIZATION OF GOODWILL                                           7,691            4,615            21,847          38,650

LOSS (GAIN) ON DISPOSAL OF ASSETS                                     37             (455)             (547)          9,317

RESTRUCTURING CHARGE                                                   -            5,134           123,083               -
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                           72,754           30,722           (80,843)        154,637

INTEREST EXPENSE:
   Interest expense, excluding amortization of
      deferred financing costs                                    71,545           44,948           194,458         273,550
   Amortization of deferred financing costs                        5,472            3,413             8,193          10,667
-----------------------------------------------------------------------------------------------------------------------------
                                                                  77,017           48,361           202,651         284,217

PROVISION FOR EARTHQUAKE LOSSES                                    4,504                -                 -               -
-----------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY CHARGE                                       (8,767)         (17,639)         (283,494)       (129,580)
PROVISION FOR INCOME TAXES                                         2,700                -               500               -
-----------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY CHARGE                                 (11,467)         (17,639)         (283,994)       (129,580)
EXTRAORDINARY CHARGE                                                   -                -            38,424               -
-----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                    $    (11,467)    $    (17,639)      $  (322,418)    $  (129,580)
=============================================================================================================================
LOSS PER COMMON SHARE:
   Loss before extraordinary charge                         $      (0.50)    $      (0.77)      $     (9.02)    $     (3.54)
   Extraordinary charge                                                -                -             (1.22)              -
-----------------------------------------------------------------------------------------------------------------------------
   Net loss                                                 $      (0.50)    $      (0.77)      $    (10.24)    $     (3.54)
=============================================================================================================================
   Average Number of Common Shares Outstanding                22,933,754       22,943,656        31,476,632      36,569,889
=============================================================================================================================

  The accompanying notes are an integral part of these consolidated statements.


                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         For the
                                                              --------------------------------------------------------------
                                                                 52 Weeks        31 Weeks         52 Weeks         53 Weeks
                                                                  Ended           Ended            Ended            Ended
                                                                 June 25,      January 29,      January 28,      February 2,
                                                                   1994            1995             1996             1997
-----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES:
      Cash received from customers                           $ 2,585,160      $ 1,556,522      $ 4,335,109       $ 5,516,259
      Cash paid to suppliers and employees                    (2,441,353)      (1,507,523)      (4,197,875)       (5,160,532)
       Interest paid                                             (56,762)         (33,553)        (157,441)         (230,620)
       Income taxes refunded (paid)                                 (247)           1,087              256             8,344
       Interest received                                             903              867            2,562             9,531
       Loss (gain) on disposal of assets                              37              455              547            (9,317)
       Other, net                                                     84             (234)               -                 -
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                           87,822           17,621          (16,842)          133,665

CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                11,953            7,199           21,373            29,503
      Payment for purchase of property and equipment             (57,471)         (49,023)        (122,355)         (123,622)
      Payment of  acquisition costs, net of cash acquired        (11,050)                -        (403,301)          (12,705)
      Other, net                                                     813             (797)          (1,120)           (4,311)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                            (55,755)         (42,621)        (505,403)         (111,135)

CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                        28                -        1,105,500            98,946
      Net increase (decrease) in revolving loan                   (4,900)          27,300          100,100           (28,000)
      Payments of long-term debt                                 (14,224)         (13,394)        (661,119)          (61,589)
      Proceeds from issuance of preferred stock, net                   -                -          137,500                 -
      Proceeds from issuance of common stock, net                      -              269                -                 -
      Purchase of treasury stock, net                                  -                -           (3,547)                -
      Purchase of common stock, net                               (1,192)             (57)               -                 -
      Payments of capital lease obligation                        (3,693)          (2,278)         (15,314)          (25,935)
      Deferred financing costs and other, net                       (179)            (276)         (92,452)           (6,346)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                          (24,160)          11,564          570,668           (22,924)
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                7,907          (13,436)          48,423              (394)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            25,089           32,996           19,560            67,983
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $    32,996      $    19,560     $     67,983     $      67,589
=============================================================================================================================


                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         For the
                                                              --------------------------------------------------------------
                                                                 52 Weeks        31 Weeks         52 Weeks         53 Weeks
                                                                  Ended           Ended            Ended            Ended
                                                                 June 25,      January 29,      January 28,      February 2,
                                                                   1994            1994             1995              1997
-----------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                  $(11,467)        $(17,639)      $ (322,418)       $(129,580)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                         62,555           40,036          133,522          180,344
            Non-cash interest expense                              8,767            6,139           23,877           35,789
            Amortization of debt discount                              -                -                -              214
            Restructuring charge                                       -            5,134          123,083                -
            Extraordinary charge                                       -                -           38,424                -
            Loss (gain) on sale of assets                             65             (455)            (547)           9,317
            Change in assets and liabilities,
               net of effects from acquisition of businesses:
                  Accounts and notes receivable                   (3,220)          (3,398)             (74)          14,999
                  Inventories                                    (17,125)         (11,794)              762             574
                  Prepaid expenses and other                      (5,717)         (11,239)         (18,291)           2,721
                  Accounts payable and accrued liabilities        55,301           18,715            3,327           24,243
                  Self-insurance liabilities                      (3,790)          (8,965)              737          (9,402)
                  Deferred income taxes                            2,506            2,794              454            3,086
                  Income taxes payable                               (53)          (1,707)              302           1,360
-----------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                           99,289           35,260          305,576          263,245
-----------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                         $ 87,822         $ 17,621     $   (16,842)        $ 133,665
=============================================================================================================================
SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Purchase of property and equipment
         through issuance of capital lease obligation           $  2,575         $  4,304      $    24,008        $  28,485
=============================================================================================================================
      Reduction of goodwill and deferred income taxes           $  9,896         $      -      $         -        $       -
=============================================================================================================================
      Acquisition of stores in fiscal year 1994 and
         RSI in fiscal year 1995
              Fair value of assets acquired, including goodwill,
                   net of cash acquired of $32,595 in
                   fiscal year 1995                             $ 11,241         $      -      $ 2,098,220        $       -
              Net cash paid in acquisition                       (11,050)               -        (403,301)                -
              Notes issued to seller                                   -                -        (150,000)                -
              Notes issued to advisor                                  -                -         (12,000)                -
-----------------------------------------------------------------------------------------------------------------------------
              Liabilities assumed                               $    191         $      -      $ 1,532,919        $       -
=============================================================================================================================

  The accompanying notes are an integral part of these consolidated statements.


                           FOOD 4 LESS HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


--------------------------------------------------------------------------------------------------------------------------------
                            Preferred Stock  Preferred Stock
                                Series A         Series B      Common Stock    Treasury Stock
                            ---------------  --------------   -------------    --------------                       Stock-
                             Number           Number           Number           Number          Stock-   Add'l           holders'
                               of               of               of               of           holders' Paid-In Retained Equity
                            Shares Amount     Shares Amount    Shares Amount    Shares Amount   Notes  Capital  Deficit (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 26, 1993      -  $     -         -  $    -  1,385,265 $ 14        -  $     -  $(714) $106,452  $(83,119)  $ 22,633
 Net loss                      -        -         -       -          -    -        -        -      -         -   (11,467)   (11,467)
 Purchase of Common Stock      -        -         -       -     (3,483)   -        -        -     78    (1,270)        -     (1,192)
 Payments of Stockholders'
     Notes                     -        -         -       -          -    -        -        -     50         -         -         50

BALANCES AT JUNE 25, 1994      -        -         -       -  1,381,782   14        -        -   (586)  105,182   (94,586)  $ 10,024
 Net loss                      -        -         -       -          -    -        -        -      -         -   (17,639)   (17,639)
 Issuance of Common Stock      -        -         -       -      5,504    -        -        -   (191)      460         -        269
 Purchase of Common Stock      -        -         -       -     (1,117)   -        -        -      5       (62)        -        (57)
 Payments of Stockholders'
     Notes                     -        -         -       -          -    -        -        -     70         -         -         70

-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY
     29, 1995                  -        -         -       -  1,386,169   14        -        -   (702)  105,580  (112,225)    (7,333)
 Net loss                      -        -         -       -          -    -        -        -      -         -  (322,418)  (322,418)
 Payments of Stockholders'
     Notes                     -        -         -       -          -    -        -        -    100         -         -        100
 Stock split of Common
     Stock (16.58609143
     shares to 1 share)        -        -         -       - 21,604,957  216        -        -      -      (216)        -          -
 Purchase of Treasury
     Stock                     -        -         -       -          -    - (421,237)  (3,547)     -         -         -     (3,547)
 Issuance of Preferred
     Stock            10,900,000  109,000 3,100,000  31,000          -    -        -        -      -         -         -    140,000
 Conversion of Common
     Stock to
     Preferred
     Stock             5,783,244   57,831         -       - (5,783,244) (58)       -        -      -   (57,773)        -          -
 Preferred Stock
    Issuance Costs             -   (5,000)        -       -          -    -        -        -      -         -         -     (5,000)
 Exchange RGC liability
    for stock options          -        -         -       -          -    -        -        -      -    10,000         -     10,000
 Repurchase Stock
    Options                    -        -         -       -          -    -        -        -      -      (600)        -       (600)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY
    28, 1996          16,683,244  161,831 3,100,000  31,000 17,207,882  172 (421,237)  (3,547)  (602)   56,991  (434,643)  (188,798)
 Net loss                      -        -         -       -          -    -        -        -      -         -  (129,580)  (129,580)
 Payments of
    Stockholders'
    Notes                      -        -         -       -          -    -        -        -     10         -         -         10
 Repurchase Stock
    Options                    -        -         -       -          -    -        -        -      -      (900)        -       (900)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY
     2, 1997          16,683,244 $161,831 3,100,000 $31,000 17,207,882 $172 (421,237) $(3,547) $(592)  $56,091 $(564,223) $(319,268)
====================================================================================================================================

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

          On June 14, 1995, F4L Supermarkets, Food 4 Less Holdings, Inc., a California corporation ("Old Holdings"), and Food 4 Less, Inc. ("FFL") (which owned a majority of the stock of Old Holdings) completed a definitive agreement and plan of merger (the "Merger Agreement") with Ralphs Supermarkets, Inc. ("RSI") and the stockholders of RSI. Pursuant to the terms of the Merger Agreement, as amended, F4L Supermarkets was merged with and into RSI (the "RSI Merger"). Immediately following the RSI Merger, pre-Merger Ralphs Grocery Company ("RGC"), which was a wholly-owned subsidiary of RSI, merged with and into RSI (the "RGC Merger," and together with the RSI Merger, the "Merger"), and RSI changed its name to Ralphs Grocery Company. Prior to the Merger, FFL merged with and into Old Holdings, which was the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Old Holdings changed its jurisdiction of incorporation by merging into a newly-formed, wholly-owned subsidiary, incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, Ralphs became a wholly-owned subsidiary of Holdings.

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

          The merger has been accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired have been included in the Company's consolidated balance sheets based upon their estimated fair values as of the effective date. The purchase price in excess of the fair market value of RSI's net assets was recorded as goodwill and is being amortized over a 40-year period. The Company finalized the allocation of the RSI purchase price in the second quarter of fiscal 1996. The Company's consolidated statements of operations include the revenues and expenses of RSI after the effective date of the Merger.

          The proceeds from the Credit Facility, the 1995 10.45% Senior Notes and the 1995 11% Senior Subordinated Notes (all as defined below)
     provided the sources of financing required to pay the Company's portion of the purchase price and to repay outstanding bank debt of F4L Supermarkets and RGC of $176.5 million and $228.9 million, respectively, and to repay
     existing mortgage debt of $174.0 million of  RGC.   In addition, the
     Company exchanged certain of its newly issued senior notes and senior subordinated notes for outstanding indebtedness of RGC and F4L Supermarkets. Proceeds from the Credit Facility also were used to pay certain exchange and consent solicitation fees associated with the above transactions, and to pay accrued interest on all exchanged debt securities in the amount of $27.8 million, to pay $17.8 million to the holders of the RGC Equity Appreciation Rights and to loan $5.0 million to an affiliate for the benefit of such holders, to pay approximately $93.3 million of fees and expenses of the Merger and the related financing and to pay $3.5 million to purchase shares of common stock of Old Holdings from certain dissenting shareholders. In addition, Holdings issued $22.5 million of its Discount Debentures in consideration for certain Merger-related services.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

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

     Fiscal Year

          The Company operates within a conventional 52 or 53-week accounting fiscal year. The Company, together with its subsidiaries, changed its fiscal year-end from the last Saturday in June to the Sunday closest to January 31, resulting in a 31-week transition period ended January 29, 1995. As a result of the fiscal year-end change, the 52-week period ended June 25, 1994 is referred to as fiscal 1994, the 31-week period ended January 29, 1995 is referred to as the 1995 transition period, the 52-week period ended January 28, 1996 is referred to as fiscal 1995 and the 53-week period ended February 2, 1997 is referred to as fiscal 1996. Information presented below concerning subsequent fiscal years starts with fiscal year 1997, which will cover the 52 weeks ended February 1, 1998 and will proceed sequentially forward.

     Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories

          Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $16.5 million, $18.7 million and $24.3 million at January 29, 1995, January 28, 1996 and February 2, 1997, respectively, and gross profit and operating income would have been greater by $0.7 million, $2.7 million, $2.2 million and $5.6 million for fiscal year 1994, the 1995 transition period, fiscal year 1995 and fiscal year 1996, respectively.

     Pre-opening Costs

          Certain costs associated with opening new stores are deferred and amortized over one year following the opening of each new store.

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

     Property and Equipment

          Property and equipment are stated at cost. Depreciation expense includes amortization of capital lease assets. Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Long-Lived Assets

          Goodwill, representing the excess of the purchase price over the fair value of the net assets of businesses acquired, is amortized on a straight-line basis over 40 years beginning at the date of acquisition.

          In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

     Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

     Notes Receivable from Stockholders

          Notes receivable from stockholders represent loans to employees of the Company for purchases of Holdings' common stock. The notes are due over various periods, bear interest at the prime rate, and are secured by each stockholder's shares of Holdings' common stock.

     Self-Insurance

          The Company is self-insured for its workers' compensation, general liability and vehicle accident claims. The Company establishes reserves based on an independent actuary's valuation of open claims reported and an estimate of claims incurred but not yet filed.

     Discounts and Promotional Allowances

          Promotional allowances and vendor discounts are recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Allowance proceeds received in advance are deferred and recognized in the period earned.

     Provision for Earthquake Losses

          On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax loss, net of insurance recoveries, was approximately $4.5 million.

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

     Stock Option Plans

          The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations in accounting for its employee stock options.

     Derivative Financial Instruments

          The Company utilizes an interest rate collar agreement to set interest rate limits on its Term Loans to satisfy the interest rate protection requirements under its Credit Facility. Favorable or unfavorable movements of interest rates outside of the interest rate limits are recorded as adjustments to interest expense in the period in which the unfavorable movement occurs.

     Reclassifications

          Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

3.   SENIOR DEBT AND SENIOR SUBORDINATED DEBT

          The Company's senior debt is summarized as follows (in thousands):

-------------------------------------------------------------------------------------------
                                                                    As of
                                                   ------------------------------------
                                                   January 29, January 28, February 2,
                                                      1995        1996       1997
-------------------------------------------------------------------------------------------
     Term Loans                                     $       -  $  590,426  $  541,432
     Old Term Loan                                    125,732           -           -
     10.45% Senior Notes, principal due 2004 with
        interest payable semi-annually in arrears           -     520,326     520,326
     10.45% Senior Notes, principal due 2004 with
        interest payable semi-annually in arrears,
        net of unamortized debt discount of $5,161
        at February 2, 1997, 11.5% yield to maturity        -           -      94,839
     10.45%  Senior Notes, principal due 2000 with
        interest payable semi-annually in arrears     175,000       4,674       4,674
     Revolving Facility                                     -     127,400      99,400
     Old Revolving Loan                                27,300           -           -
     10.0%  secured promissory note, collateralized
       by the stock of Bell, due June 1996, interest
       payable quarterly                                8,000       8,000           -
     Other senior  debt                                 7,132       7,211       6,936
--------------------------------------------------------------------------------------
                                                      343,164   1,258,037   1,267,607
--------------------------------------------------------------------------------------
     Less--current portion                             22,263      31,735       4,465
--------------------------------------------------------------------------------------
                                                     $320,901  $1,226,302  $1,263,142
======================================================================================

     Senior Debt

          As part of the Merger financing, the Company entered into a bank credit agreement (the "Credit Facility") comprised of a $600.0 million term loan facility (the "Term Loans") and a revolving credit facility of $325.0 million (the "Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum aggregate amount of up to $150.0 million may be issued. The Credit Facility is collateralized by inventory, receivables, certain fixed assets, deposit accounts, collection proceeds and certain intangibles.

          At February 2, 1997, $541.4 million was outstanding under the Term Loans, $99.4 million was outstanding under the Revolving Facility, and $89.1 million of standby letters of credit had been issued on behalf of the Company. A commitment fee of one-half of one percent per annum is charged on the average daily unused portion of the Revolving Facility; such commitment fees are due quarterly in arrears. At February 2, 1997, the weighted average interest rate on the Term Loans was 8.99 percent and the interest rate on the Revolving Facility was 8.68 percent.

          The Company has entered into an interest rate collar agreement with the Credit Facility Administrative Agent that effectively sets interest rate limits on the Company's term loans. The notational principal amount at February 2, 1997 and January 28, 1996 was $325 million. The agreement, which was entered into on October 11, 1995 and expires on October 21, 1997, limits the interest rate fluctuation of the 3-month Adjusted Eurodollar Rate (as defined) to a range between 4.5 percent and 8.0 percent. The agreement requires quarterly cash settlement for interest rate fluctuations outside of the limits. The agreement satisfies the interest rate protection requirements under the Credit Facility. As of February 2, 1997 and January 28, 1996, the 3-month Adjusted Eurodollar Rate was 5.56 percent and 5.50 percent, respectively. No adjustments to interest expense were recorded during fiscal year 1996 or 1995 as a result of this agreement.

          In November 1996, the Company amended the Term Loans to pay down $125.0 million on one of the original tranches (Tranche A) and initiated new tranches, Tranche E, Tranche F, and Tranche G, in the amounts of $75.0 million, $25.0 million and $25.0 million, respectively. The amortization of the new tranches mirrors the maturity of the initial Tranche B, initial Tranche C and initial Tranche D.

          Quarterly principal installments on the Term Loans continue to December 2003, with amounts payable in each year as follows: $4.3 million in fiscal 1997, $4.3 million in fiscal 1998, $29.0 million in fiscal 1999, $66.4 million in fiscal 2000, $118.2 million in fiscal 2001 and $319.2 million thereafter. The principal installments can be accelerated if the Company receives proceeds on the sale of certain of its assets in the
     future.   To the extent that borrowings under the Revolving Facility are not paid earlier, they are due in December 2003. The common stock of the Company and certain of its direct and indirect subsidiaries has been pledged as security under the Credit Facility.

          F4L Supermarkets issued $350.0 million of 10.45% Senior Notes due 2004 (the "1995 10.45% Senior Notes") and exchanged $170.3 million principal amount of 1995 10.45% Senior Notes for an equal amount of the 10.45% F4L Senior Notes due 2000 (the "Old F4L Senior Notes") (together with the 1995 10.45% Senior Notes, the "Senior Notes"), leaving an outstanding balance of $4.7 million of the Old F4L Senior Notes. The Old F4L Senior Notes are due in two equal sinking fund payments on April 15, 1999 and 2000. The Senior Notes are senior unsecured obligations of the Company and rank "pari passu" in right of payment with other senior unsecured indebtedness of the Company. However, the Senior Notes are effectively subordinated to all secured indebtedness of the Company and its
     subsidiaries, including indebtedness under the Credit Facility.   Interest
     on the 1995 10.45% Senior Notes is payable semiannually in arrears on each June 15 and December 15. Interest on the Old F4L Senior Notes is payable semiannually in arrears on each April 15 and October 15.

          In June 1996, the Company issued $100.0 million aggregate principal amount of 10.45% Senior Notes due 2004 (the "1996 10.45% Senior Notes"). The terms of the 1996 10.45% Senior Notes are substantially identical to those of the Company's 1995 10.45% Senior Notes, which were issued in a registered offering in June 1995 and of which $520.3 million aggregate principal amount is outstanding. The 1996 10.45% Senior Notes were issued with original issue discount resulting in gross proceeds to the Company of $94.6 million. In July 1996, the Company initiated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 1996 10.45% Senior Notes, which exchange has been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its 1996 10.45% Senior Notes. The Exchange Offer was completed in August 1996.

          The $94.6 million of gross proceeds from the 1996 10.45% Senior Notes was used to (i) repay $22.7 million of Term Loans, which was due within the following twelve months, (ii) repay $21.7 million of additional Term Loans, pro rata over the term thereof, (iii) repay $47.6 million in borrowings under the Revolving Facility (without any reduction in amounts available for future borrowing thereunder) and (iv) pay fees and expenses related to the 1996 10.45% Senior Notes of approximately $2.6 million.

          The 1995 10.45% Senior Notes and the 1996 10.45% Senior Notes (the "New Senior Notes") may be redeemed, at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal 2000, at a redemption price of 105.2 percent. The redemption price declines ratably to 100 percent in fiscal 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New Senior Notes originally issued, at a redemption price equal to 110.4 percent, 108.9 percent, and 107.5 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date. The Old F4L Senior Notes may be redeemed beginning in fiscal year 1996 at 104.5 percent, declining ratably to 100 percent in fiscal year 1999.


          Scheduled maturities of principal of senior debt at February 2, 1997 are as follows (in thousands):

--------------------------------------------
               Fiscal Year
--------------------------------------------
               1997           $       4,465
               1998                   4,571
               1999                  30,571
               2000                  71,292
               2001                 118,401
               Later years        1,038,307
--------------------------------------------
                                 $1,267,607
============================================

          The Company's senior subordinated debt is summarized as follows (in thousands):

--------------------------------------------------------------------------------------
                                                                 As of
                                                 -------------------------------------
                                                 January 29,  January 28,  February 2,
                                                     1995        1996        1997
--------------------------------------------------------------------------------------
     11.00% Senior Subordinated Notes             $       -    $524,005    $524,005
        principal due 2005 with interest payable
        semi-annually in arrears
     13.75% Senior Subordinated Notes                     -     140,184     140,184
        principal due 2005 with interest payable
        semi-annually in arrears
     13.75% Senior Subordinated Notes               145,000       4,816       4,816
        principal due 2001 with interest payable
        semi-annually in arrears
     Other Senior Subordinated debt                       -       2,217       2,217
-------------------------------------------------------------------------------------
                                                   $145,000    $671,222    $671,222
=====================================================================================

     Senior Subordinated Debt

          Concurrent with the Merger, the Company issued $100.0 million of 11% Senior Subordinated Notes due 2005 (the "1995 11% Senior Subordinated Notes") and (i) exchanged $142.2 million principal amount of the RGC 9% Senior Subordinated Notes due 2003 (the "Old RGC 9% Notes") and $281.8 million principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25% Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") for an equal amount of 1995 11% Senior Subordinated Notes, (ii) purchased $7.5 million principal amount of Old RGC 9% Notes and $15.2 million principal amount of Old RGC 10.25% Notes in conjunction with the offers, and (iii) subsequently purchased $0.1 million principal amount of Old RGC 9% Notes and $1.0 million principal amount of Old RGC 10.25% Notes subject to the change of control provision, leaving an outstanding balance of $0.1 million on the Old RGC 9% Notes and an
     outstanding balance of $2.1 million on the Old RGC 10.25% Notes.   The 1995
     11% Senior Subordinated Notes are senior subordinated, unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the Credit Facility and the New Senior Notes and the Old F4L Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15.

          The 1995 11% Senior Subordinated Notes may be redeemed at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal year 2000, at an initial redemption price of 105.5 percent. The redemption price declines ratably to 100 percent in fiscal year 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the 1995 11% Senior Subordinated Notes originally issued, at a redemption price equal to 111.0 percent, 109.4 percent, and 107.9 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date.

          F4L Supermarkets exchanged $140.2 million 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes") for an equal amount of F4L 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes," and together with the New F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4.8 million of the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the Credit Facility, the New Senior Notes, and the Old F4L Senior Notes and the 1995 11% Senior Subordinated Notes. Interest on the 13.75% Senior Subordinated Notes is payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The New F4L Senior Subordinated Notes may be redeemed beginning in fiscal year 1996 at a redemption price of 106.111 percent. The redemption price declines ratably to 100 percent in fiscal year 2000.

          Scheduled maturities of principal of senior subordinated debt at February 2, 1997 are as follows (in thousands):

------------------------------------------------
          Fiscal Year
------------------------------------------------

          1997                $            -
          1998                             -
          1999                             -
          2000                             -
          2001                         4,816
          Later years                666,406
------------------------------------------------
                                    $671,222
================================================

          At the time of the Merger, Holdings issued $100.0 million of its New Discount Debentures. At February 2, 1997, the balance of the New Discount
     Debentures was $123.8 million.    Interest on the New Discount Debentures
     accretes at the rate of 13-5/8% until June 15, 2000, when cash interest will accrue and be payable semiannually commencing December 15, 2000. The New Discount Debentures may be redeemed, at the option of Holdings, beginning in fiscal year 2000 at a redemption price of 106.8125 percent, which declines annually until fiscal year 2004 when they may be redeemed at
     100.0 percent. The New Discount Debentures are senior unsecured obligations of Holdings and rank senior in right of payment to the Seller Debentures.

          Holdings issued $131.5 million of its Seller Debentures as partial consideration to the sellers of the RSI common stock (the "Selling Stockholders"). At February 2, 1997, the balance of the Seller Debentures was $159.9 million. Interest is payable semi-annually on each June 15 and December 15 commencing on December 15, 1995. Holdings has the option, in its sole discretion, to issue additional securities ("Secondary Securities") in lieu of a cash payment of any or all of the interest due on each interest payment date prior to and including June 15, 2000. Secondary Securities were issued during fiscal 1996 in lieu of a cash payment.

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

     Financial Covenants

          The Credit Facility, among other things, requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings, to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to fixed charges and indebtedness. During fiscal 1995, certain financial covenants and other terms of the Credit Facility were amended to, among other things, provide for the acquisition of Smith's Food and Drug Centers, Inc. ("Smith's") Riverside distribution and creamery facility, the acquisition of certain operating assets and inventory at that facility, the acquisition of nine of the Smith's Southern California stores and the closure of up to nine stores in conjunction with these acquisitions. In addition, the Credit Facility and the indentures governing the New Senior Notes, the 1995 11% Senior Subordinated Notes and the New F4L Senior Subordinated Notes limit, among other things, additional borrowings, dividends on, and redemption of, capital stock and the acquisition and the disposition of assets. At February 2, 1997, the Company was in compliance with the financial covenants of its debt agreements. At February 2, 1997, dividends and certain other payments are restricted based on terms in the debt agreements.

4.   LEASES

          The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows (in thousands):

--------------------------------------------------------------------------------
                                                 For the
                                 -----------------------------------------------
                                 52 Weeks  31 Weeks      52 Weeks    53 Weeks
                                  Ended      Ended         Ended       Ended
                                 June 25,  January 29,  January 28,  February 2,
                                   1994      1995           1996        1997
--------------------------------------------------------------------------------
          Minimum rents          $49,788    $33,458     $97,752      $146,101
          Rents based on sales     3,806      1,999       3,439         3,786
================================================================================

          Following is a summary of future minimum lease payments under operating leases at February 2, 1997 (in thousands):


--------------------------------------------
          Fiscal Year
--------------------------------------------
          1997                 $    145,675
          1998                      138,038
          1999                      135,227
          2000                      131,243
          2001                      118,973
          Later years             1,279,824
--------------------------------------------
                                $ 1,948,980
============================================

          The Company has entered into lease agreements for new supermarket sites which were not in operation at February 2, 1997. Future minimum lease payments under such operating leases generally begin when such facilities open and at February 2, 1997 are: 1997 - $3.6 million; 1998 - $6.9 million; 1999 - $6.9 million; 2000 - $6.9 million; 2001 - $6.9 million;  later years - $112.5 million.

          Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at February 2, 1997 are as follows (in thousands):

----------------------------------------------------------------
          Fiscal Year
----------------------------------------------------------------
          1997                                    $  42,467
          1998                                       36,104
          1999                                       28,207
          2000                                       22,515
          2001                                       14,146
          Later years                               101,838
----------------------------------------------------------------
               Total minimum lease payments         245,277
          Less:  amounts representing interest       90,900
----------------------------------------------------------------
          Present value of minimum lease payments   154,377
          Less:  current portion                     28,041
----------------------------------------------------------------
                                                  $ 126,336
================================================================

          Accumulated depreciation related to leased property under capital
     leases was   $27.6 million, $42.7 million and $62.0 million  at  January
     29, 1995,  January 28, 1996 and February 2, 1997,  respectively.

5.   INVESTMENT IN A.W.G.

          The investment in Associated Wholesale Grocers ("A.W.G.") consists principally of A.W.G.'s six percent interest-bearing seven- and eight-year patronage certificates received in payment of certain rebates. Following is a summary of future maturities based upon current redemption terms (in thousands):

------------------------------------------------
          Fiscal Year
------------------------------------------------
          1997                     $      -
          1998                          757
          1999                        1,504
          2000                        1,478
          2001                        1,724
          Later years                 1,557
------------------------------------------------
                                     $7,020
================================================

6.   INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

--------------------------------------------------------------------------------------
                                52 Weeks    31 Weeks      52 Weeks     53 Weeks
                                  Ended       Ended         Ended        Ended
                                June 25,   January 29,   January 28,   February 2,
                                  1994        1995          1996          1997
--------------------------------------------------------------------------------------
     Current:
        Federal                $ 3,251     $ (2,894)      $      -      $     -
        State and other            712          100             46            -
--------------------------------------------------------------------------------------
                                 3,963       (2,794)            46            -
======================================================================================

     Deferred:
        Federal                    78         2,794              -            -
        State and other        (1,341)            -            454            -
--------------------------------------------------------------------------------------
                               (1,263)        2,794            454            -
--------------------------------------------------------------------------------------
                              $ 2,700      $      -       $    500     $      -
======================================================================================

          A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 35 percent for fiscal 1994, the 1995 transition period, fiscal 1995 and fiscal 1996 is as follows (in thousands):

-----------------------------------------------------------------------------------------------
                                          52 Weeks   31 Weeks      52 Weeks     53 Weeks
                                           Ended       Ended         Ended        Ended
                                          June 25,  January 29,   January 28,   February 2,
                                            1994       1995          1996          1997
-------------------------------------------------------------------------------------------
     Federal income taxes at statutory
        rate on loss before provision
        for income taxes and
        extraordinary charges            $(3,068)   $(6,173)     $(112,670)    $(45,353)
     State and other taxes,
        net of federal tax benefit            (1)        65        (18,057)      (2,321)
     Effect of permanent differences
        resulting primarily from:
           Amortization of goodwill        2,820      1,701         (1,665)       9,802
           Original issue discount           526        387            306          404
     Tax credits and other                     -          -          3,769       (4,851)
     Accounting limitation of
        deferred tax benefit               2,423      4,020        128,817       42,319
-------------------------------------------------------------------------------------------
                                         $ 2,700    $     -      $     500     $      -
===========================================================================================

     The provision (benefit) for deferred taxes consists of the following (in thousands):

------------------------------------------------------------------------------------------
                                        52 Weeks   31 Weeks       52 Weeks      53 Weeks
                                         Ended       Ended         Ended         Ended
                                        June 25,  January 29,   January 28,   February 2,
                                          1994       1995          1996          1997
------------------------------------------------------------------------------------------
     Property and equipment            $ (1,687)   $    992      $   (460)     $ 20,606
     Inventory                           (2,415)     (2,627)       (8,479)           40
     Original issue discount             (2,981)     (2,069)       (1,217)      (10,966)
     Capital lease obligation             2,792         527          (502)       (5,253)
     Self-insurance reserves               (535)      5,523         2,104         2,276
     Accrued expense                     (2,136)     (3,807)      (26,304)       (1,435)
     Accrued payroll and related
          liabilities                     1,721      (3,879)       (6,206)       (2,916)
     Damaged inventory reimbursement          -           -             -             -
     Tax intangibles                          -           -         6,234        10,182
     State taxes                              -           -       (21,902)       (6,848)
     Net operating losses                 5,782      (6,963)      (73,406)      (50,069)
     Tax credits                         (4,477)      1,711         3,601             -
     Accounting limitation (recognition)
        of deferred tax benefit           1,896      12,563       128,817        42,319
     Other, net                             777         823        (1,826)        2,064
------------------------------------------------------------------------------------------
                                       $ (1,263)   $  2,794     $     454$            -
==========================================================================================

          The significant components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

------------------------------------------------------------------------------------------
                                                   January 29,  January 28,   February 2,
                                                       1995         1996         1997
------------------------------------------------------------------------------------------
     Deferred tax assets:
        Accrued payroll and related liabilities    $   6,248    $  27,579    $  30,495
        Other accrued liabilities                     18,467       71,955       73,389
        Obligations under capital leases                   -       37,584       42,837
        Original issue discount                            -        7,604       18,571
        Self-insurance liabilities                    25,204       49,773       47,497
        Loss carryforwards                            27,638      166,390      216,459
        Tax credit carryforwards                       4,157          913          913
        State taxes                                        -       31,473       38,321
        Other                                            570       18,024       16,075
------------------------------------------------------------------------------------------
           Gross deferred tax assets                  82,284      411,295      484,557
        Valuation allowance                          (48,030)    (306,560)    (348,879)
------------------------------------------------------------------------------------------
           Net deferred tax assets                 $  34,254    $ 104,735    $ 135,678
------------------------------------------------------------------------------------------

     Deferred tax liabilities:
        Inventories                                $ (11,690)   $  (9,762)   $  (9,802)
        Property and equipment                       (28,527)    (106,116)    (129,808)
        Obligations under capital leases              (9,261)           -            -
        Other                                         (2,310)        (611)        (725)
        Tax intangibles                                    -       (6,234)     (16,416)
------------------------------------------------------------------------------------------
           Gross deferred tax liability              (51,788)    (122,723)    (156,751)
------------------------------------------------------------------------------------------
           Net deferred tax liability              $ (17,534)   $ (17,988)   $ (21,073)
==========================================================================================

          The Company recorded a valuation allowance to reserve a portion of its gross deferred tax assets at February 2, 1997 due primarily to financial and tax losses in recent years. Under SFAS 109, this valuation allowance will be adjusted in future periods as appropriate. However, the timing and extent of such future adjustments to the allowance cannot be determined at this time.

          At February 2, 1997, approximately $139.0 million of the valuation allowance for deferred tax assets will reduce goodwill when the allowance is no longer required.

          At February 2, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $618.0 million, which expire from 2007 through 2012. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of approximately $0.9 million which are available to reduce future regular taxes in excess of AMT. Currently, there is no expiration date for these credits.

          A portion of the loss carryforwards described above are subject to the provisions of the Tax Reform Act of 1986, specifically Internal Revenue Code Section 382. The law limits the use of net operating loss carryforwards when changes of ownership of more than 50 percent occur during a three-year testing period. Due to the Merger, the ownership of pre-Merger F4L Supermarkets and pre-Merger RSI changed in excess of 50 percent. As a result, Holdings' utilization of approximately $78.0 million of F4L Supermarkets' and $187.0 million of RSI's federal net operating losses will be subject to an annual usage limitation. Holdings' annual limitations under Section 382 for F4L Supermarkets' and RSI's net operating losses are approximately $15.6 million and $15.0 million, respectively. Furthermore, all of Holdings' pre-Merger RSI net operating losses and a portion of Holdings' Ralphs post-Merger losses will reduce goodwill when utilized in future federal income tax returns.

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

          Holdings currently has Internal Revenue Service examinations in process covering the years 1990 through 1993. Management believes that any required adjustment to the Company's tax liabilities will not have a material adverse impact on its financial position or results of operations.

7.   RELATED PARTY TRANSACTIONS

          The Company has a five-year consulting agreement with an affiliated company effective June 14, 1995 for management, financing, acquisition and other services. The agreement is automatically renewed on June 14 of each year for the five-year term unless 90 days' notice is given by either party. The contract provides for annual management fees equal to $4 million plus advisory fees for certain acquisition transactions if the affiliated company is retained by the Company.

          Management services expenses were $2.3 million during fiscal year 1994, $1.2 million during the 1995 transition period, $3.6 million during fiscal year 1995 and $4.0 million during fiscal year 1996. Advisory fees were $0.2 million during fiscal year 1994, $21.5 million during
     fiscal year 1995 and $1.7 million during fiscal year 1996.   There were no
     such advisory fees for the 1995 transition period. Advisory fees for financing transactions are capitalized and amortized over the term of the related financing.

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

          The Company has entered into lease agreements with the developers of several new sites in which the Company has agreed to provide construction financing. At February 2, 1997, the Company had capitalized construction costs of $20.3 million on total commitments of $24.0 million.

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

          On September 13, 1996 a class action lawsuit titled McCampbell, et al.
     v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs' claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and
     unfair competition.   Because the case was recently filed, discovery has
     just commenced.   Management of the Company intends to defend this action
     vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

          On December 20, 1996, a lawsuit titled Bundy, et al. v. Ralphs Grocery Company, et al. was filed in the Los Angeles Superior Court against the Company. The complaint was filed by eight individual plaintiffs who were terminated in conjunction with the Company's restructuring. The plaintiffs claim that they were wrongfully terminated for discriminatory reasons and that the Company engaged in various fraudulent practices. The plaintiffs seek compensatory damages in excess of $15 million, special and punitive damages. Management of the Company believes that the plaintiff's claims are without merit and intends to defend this action vigorously.

          In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

          The Company self-insures its workers' compensation and general liability. For fiscal year 1994, the 1995 transition period, fiscal year 1995 and fiscal year 1996, the self-insurance loss provisions were $19.9 million, $6.3 million, $32.6 million and $29.2 million, respectively. During fiscal year 1994, the Company discounted its self-insurance liability using a 7.0 percent discount rate. In the 1995 transition period, the Company changed the discount rate to 7.5 percent. In fiscal 1995, the Company changed the discount rate to 7.0 percent. In fiscal 1996, the Company changed the discount rate to 7.5 percent. Management believes that this rate approximates the time value of money over the anticipated payout period (approximately 10 years) for essentially risk-free investments.

          The Company's historical self-insurance liability at the end of the three most recent fiscal years and the 1995 transition period is as follows (in thousands):

--------------------------------------------------------------------------------------
                                                       As of
                                   ---------------------------------------------------
                                     June 25,  January 29,  January 28,   February 2,
                                       1994       1995         1996          1997
--------------------------------------------------------------------------------------
     Self-insurance liability       $ 90,898   $ 84,286     $ 161,391     $ 151,465
     Less:  Discount                  (9,194)   (11,547)      (12,406)      (11,882)
--------------------------------------------------------------------------------------
     Net self-insurance liability   $ 81,704   $ 72,739     $ 148,985     $ 139,583
======================================================================================

          The Company expects that cash payments for claims will aggregate approximately $52.6 million, $37.5 million, $23.9 million, $14.5 million and $8.7 million for the fiscal year 1997, the fiscal year 1998, the fiscal year 1999, the fiscal year 2000 and the fiscal year 2001, respectively.

     Environmental Matters

          In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that the Company conduct a subsurface characterization of its Glendale Facility property located in the Atwater District of Los Angeles, near Glendale, California. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the
     San Fernando Valley. Significant parts of the San Fernando Valley, including the area where the Glendale Facility is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning the Company's Glendale Facility. Since that time, the Regional Board has requested further investigation by the Company. The Company conducted the requested investigations and reported the results to the Regional Board. Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes the Glendale Facility. The Company is not a party to the Consent Order, but is cooperating with requests of the subject companies to allow installation of
     monitoring or recovery wells on its property.   On or about October 12,
     1995, the EPA mailed a Special Notice Letter to 44 parties, including the Company as owner and operator of the Glendale Facility property, naming them as potentially responsible parties ("PRPs"). On November 26, 1996, the EPA issued an Administrative Order for Remedial Action (EPA Docket No. 97-06) against more than 60 respondents, including the Company, in connection with the Superfund site. Under the order, these PRP's are required to take certain actions, over an approximately 270-day period, in connection with the implementation of interim remedies for the treatment of groundwater. The PRP's have also agreed to an Alternative Dispute Resolution Process to allocate the costs among themselves. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

          The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Glendale Facility property, management does not believe that the costs of remediating such contamination will have a material adverse effect on the Company's financial condition or results of operations.

          Apart from the Glendale Facility, the Company has had environmental assessments performed on most of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations.

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

     Pension Plan

          The Pension Plan covers substantially all employees not already covered by collective bargaining agreements with at least one year of service during which 1,000 hours have been worked. Employees who were employed by F4L Supermarkets and who are otherwise eligible to participate in the Pension Plan became eligible to participate in fiscal year 1995. The Company's policy is to fund pension costs at or above the minimum annual requirement.

     SERP

          The SERP covers certain key officers of the Company.   The Company has
     purchased split dollar life insurance policies for certain participants under this plan. Under certain circumstances, the cash surrender value of the split dollar life insurance policies will offset the Company's obligations under the SERP.

Retirement Supplement Plan

          The Retirement Supplement Plan is a non-qualified retirement plan designed to provide eligible participants with benefits based on earnings over the indexed amount of $150,000.

          The following actuarially determined components were included in the net pension expense for the above plans for fiscal year 1996 (dollars in thousands):

          Service cost                                    $ 6,187
          Interest cost on projected benefit obligation     5,293
          Actual return on assets                          (5,684)
          Net amortization and deferral                     1,907
                                                          -------
               Net pension expense                        $ 7,703
                                                          =======

          Following are the assumptions used in determining the net pension expense:

          Discount rate                                     7.00%
          Expected long term rate of return on plan assets  9.00%
          Rate of pay increase                              5.00%


          The funded status of the Pension Plan (based on December 1996 asset values) is as follows:

                                                                   As of
                                                                February 2,
                                                                   1997
                                                          (dollars in thousands)

          Assets Exceed Accumulated Benefits:
          Actuarial present value of benefit obligations:
            Vested benefit obligation                             (45,965)
            Accumulated benefit obligation                        (46,351)
            Projected benefit obligation                          (66,858)
            Plan assets at fair value                              50,189
                                                                 --------

          Projected benefit obligation in excess of Plan Assets  (16,669)
          Unrecognized net gain                                   (3,376)
          Unrecognized prior service cost                          1,023
                                                                 --------
            Accrued pension cost                                 (19,022)
                                                                 ========



          The funded status of the SERP and Retirement Supplement Plan (based on December 1996 asset values) is as follows:

                                                                  As of
                                                                February 2,
                                                                   1997
                                                          (dollars in thousands)

          Accumulated Benefits Exceed Assets:
          Actuarial present value of benefit obligations:
            Vested benefit obligation                             (5,006)
            Accumulated benefit obligation                        (5,236)
            Projected benefit obligation                         (10,033)
            Plan assets at fair value                                  -
                                                                 --------

          Projected benefit obligation in excess of Plan Assets  (10,033)
          Unrecognized net loss                                      607
          Unrecognized prior service cost                          1,725
          Adjustment required to recognize minimum liability          (2)
                                                                 --------
            Accrued pension cost                                  (7,703)
                                                                 ========

          Following are the assumptions used in determining the funded status:

          Discount rate                      7.50%
          Rate of pay increase               5.00%

          The assets of the Pension Plan consist primarily of common stocks, bonds, debt securities, and a money market fund. Plan benefits are based primarily on years of service and on average compensation during the last years of employment.

     Employee Stock Ownership Plans

          The Company implemented Statement of Position No. 93-6 (the "SOP"), "Employer Accounting for Employee Stock Ownership Plans," effective June 26, 1994. The implementation of the SOP did not have a material effect on the accompanying consolidated financial statements.

          The full-time employees of Falley's who are not members of a collective bargaining agreement are covered under a 401(k) plan, a portion of which is invested in Holdings stock (the "Falley's ESOP"). As is required pursuant to IRS and ERISA requirements, any participant who receives stock from the Falley's ESOP has the right to put that stock to Falley's or an affiliate of Falley's. However, as part of the original stock sale agreement among the then stockholders of Falley's, FFL and the Falley's ESOP, which has been amended from time to time, a partnership which owns stock of Holdings entered into an agreement with Falley's and Holdings to assume the obligation to purchase any Holdings shares as to which terminated plan participants exercise a put option under the terms of
     Falley's ESOP.   As a result, neither Falley's nor the Company is  required to make cash payments to redeem the shares. As part of that agreement, the Company may elect, after providing a right of first refusal to the partnership, to purchase Holdings shares put under the provisions of the plan. However, the partnership's obligation to purchase such Holdings shares is unconditional, and any repurchase of shares by the Company is at the Company's sole election. During fiscal year 1996, the Company did not purchase any of the Holdings shares. As of February 2, 1997, the fair value of the shares allocated which are subject to repurchase obligation by the partnership referred to above was approximately $10.9 million.

          In addition, the Company also sponsors two ESOPs for employees of the Company who are members of certain collective bargaining agreements (the "Union ESOPs"). The Union ESOPs provide for annual contributions based on hours worked at a rate specified by the terms of the collective bargaining agreements. The Company contributions are made in the form of Holdings stock or cash for the purchase of Holdings stock and are to be allocated to participants based on hours worked. During fiscal year 1995 and the 1995 transition period, the Company recorded a charge against operations of approximately $0.8 million and $0.3 million, respectively, for benefits
     under the Union ESOPs.   There were no shares issued to the Union ESOPs or
     to the Company's profit sharing plan at January 28, 1996 or February 2, 1997.

     Defined Contribution Plan

          The Company sponsors the Ralphs Grocery Company Savings Plan Plus -
     Primary,   the Ralphs Grocery Company Savings Plan Plus - Basic and the
     Ralphs Grocery Company Savings Plan Plus - ESOP (collectively referred to as the "401(k) Plan") covering substantially all employees who are not covered by collective bargaining agreements and who have at least one year of service during which 1,000 hours has been worked. The 401(k) Plan provides for both pre-tax and after-tax contributions by participating employees. With certain limitations, participants may elect to contribute on a pre-tax basis to the 401(k) Plan. The Company has committed to match a minimum of 20 percent of an employee's contribution to the 401(k) Plan that does not exceed 5 percent of the employee's eligible compensation. Expenses under the 401(k) Plan for fiscal year 1994, 1995 and 1996 were $0.7 million, $0.7 million and $0.8 million, respectively.

     Multi-Employer Benefit Plans

          The Company contributes to multi-employer benefit plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. Information related to accumulated plan benefits and plan net assets as they may be allocated to the Company at January 28, 1996 is not available. The Company contributed $57.2 million, $21.6 million, $102.1 million and $138.8 million to these plans for fiscal year 1994, the 1995 transition period, fiscal year 1995 and fiscal year 1996, respectively. Management is not aware of any plans to terminate such plans.

          The United Food and Commercial Workers health and welfare plans were over-funded and those employers who contributed to the plans received a pro rata share of the excess reserves in the plans through reduction of current contributions. The Company's share of the excess reserve was $24.2 million, of which $8.1 million, $14.3 million and $1.8 million was recognized in fiscal year 1994, the 1995 transition period, and fiscal year 1995, respectively. Offsetting the reduction in employer contributions was a $5.5 million union contract ratification bonus and contractual wage increases in the 1995 transition period. As part of the renewal of the Southern California UFCW contract in October 1995, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal 1996 was $17.8 million. Offsetting the reduction was a $3.5 million union bonus in fiscal year 1996.

     Post-Retirement Medical Benefit Plans

          The Company adopted postretirement medical benefit plans ("Postretirement Medical Plans"), previously sponsored by RGC, which cover substantially all employees who are not members of a collective bargaining agreement and who retire under certain age and service requirements. The Postretirement Medical Plans are insured plans and provide outpatient, inpatient and various other covered services. The Company's policy is to fund the Plans as insurance premiums are incurred. For persons who are less than age 65 at retirement and for certain executives, the calendar 1996 year deductible is $1,000 per individual, indexed to the medical care component of the Consumer Price Index.

          The net postretirement benefit cost of the Postretirement Medical Plans include the following components for fiscal year 1996 (dollars in thousands):

          Service cost                          $   909
          Interest cost                             989
          Return on plan assets                       -
          Net amortization and deferral            (281)
                                                --------
               Net postretirement benefit cost  $ 1,617
                                                =======

          Following are the assumptions used in determining the net postretirement benefit cost:

          Discount rate                                             7.00%
          Expected long term rate of return on plan assets            N/A
          Medical cost trend                                        9.00%*

          * 1997 percentage decreases by 0.50% per year until 6.00% in 2002 and all future years.


          The funded status of the postretirement benefit plan (based on December 31, 1996 asset values) is as follows (dollars in thousands):

          Accumulated postretirement benefit obligation:
          Retirees                                        $  (2,242)
          Fully eligible plan participants                   (1,777)
          Other active plan participants                    (10,126)
          Plan assets at fair value                               -

          Accumulated postretirement obligations
              in excess of plan assets                      (14,145)
          Unrecognized gain                                  (1,580)
          Unrecognized prior service cost                    (2,965)
          Accrued post retirement benefit obligation      $ (18,690)
                                                          ==========

          Following are the assumptions used in determining the funded status:

          Discount rate                                             7.50%
          Expected long term rate of return on plan assets            N/A
          Medical cost trend                                         8.50%*

          * 1997 percentage decreases by 0.50% per year until 6.00% in 2002 and all future years

          The effect of a 1.00 percent increase in the medical cost trend would increase the fiscal 1996 service and interest cost by $0.7 million. The accumulated postretirement benefit obligation at February 2, 1997 would also increase by $5.1 million.

     Stock Plans

          Holdings has one employee stock option plan, the Food 4 Less Holdings, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for an aggregate of 3,000,000 shares of the Holdings' common stock to be available for grants to officers and other key employees of Holdings or its subsidiaries. Grants may be at the fair market value at the date of grant or at a price determined by a committee consisting of two or more non-employee directors of Holdings (the "Committee"). If a grantee owns 10 percent or more of the total combined voting power of all classes of capital stock of Holdings, the option exercise price shall be at least 110 percent of the Fair Market Value of Common Stock on the date of grant. Options expire ten years from the date of grant and become exercisable at the rate of 20 percent per year, or over a vesting period determined by the Committee. To date, options issued under the Plan have been granted exclusively to employees of the Company.

          The following table summarizes stock options available for grant:

------------------------------------------------------------
                                    52 Weeks       53 Weeks
                                     Ended          Ended
                                  January 28,    February 2,
                                      1996         1997
------------------------------------------------------------
     Beginning balance                    -        715,000
     Authorized                   3,000,000              -
     Granted                     (2,415,000)      (727,500)
     Canceled                       130,000        210,250
------------------------------------------------------------
     Available for future grant     715,000        197,750
============================================================

          A summary of the status of the Plan as of fiscal year 1996 and fiscal year 1995 and changes during the years ending on those dates is presented below:

-----------------------------------------------------------------------------------
                                          Fiscal Year 1995       Fiscal Year 1996
                                      -----------------------  -------------------
                                                   Weighted-            Weighted-
                                                   Average              Average
                                                   Exercise             Exercise
                                         Shares     Price      Shares    Price
-----------------------------------------------------------------------------------

     Outstanding at beginning of year          -   $    -    2,285,000   $  5.78
     Granted                           2,415,000     5.86      727,500     10.00
     Exercised                                 -        -            -         -
     Canceled                           (130,000)    5.39     (210,250)     5.72
-----------------------------------------------------------------------------------
     Outstanding at end of year        2,285,000     5.89    2,802,250      6.97
===================================================================================
     Exercisable at end of year        2,225,000     5.78    2,254,000      6.23
===================================================================================
     Weighted-average fair value of
        options granted during the year            $ 3.35                $  3.55
===================================================================================


          The following table summarizes information about stock options outstanding at February 2, 1997:

-------------------------------------------------------------------------------------------
                                 Options Outstanding                  Options Exercisable
                      ----------------------------------------    -------------------------
                                      Weighted-       Weighted-                Weighted-
                         Number        Average         Average       Number     Average
        Range of      Outstanding     Remaining       Exercise    Exercisable   Exercise
     Exercise Prices  at 02/02/97  Contractual Life    Price      at 02/02/97     Price
-------------------------------------------------------------------------------------------
     $0.79 to $1.09     224,357        8.2 years      $  0.84        224,357   $  0.84
     $1.58 to $2.31     172,083        8.2               1.82        172,083      1.82
     $2.73 to $4.00     172,500        8.2               3.04        172,500      3.04
     $4.29 to $6.00     120,833        8.2               4.76        120,833      4.76
     $6.67 to $7.32   1,120,227        8.2               7.15      1,120,227      7.15
     $10.00             992,250        8.9              10.00        444,500     10.00
-------------------------------------------------------------------------------------------
     $0.79 to $10.00  2,802,250        8.5 years       $ 6.97      2,254,500   $  6.23
===========================================================================================

          At February 2, 1997, 3.0 million shares of Holdings' Common Stock were reserved for issuance under Holdings' stock option plan.

          The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and, accordingly, no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123. The fair value for stock options was estimated at the date of grant using the minimum value method with the following assumptions for fiscal 1995 and 1996, respectively: weighted average risk-free interest rates of 6.01 percent and 6.46 percent and a weighted average expected life of the options of 7.0 years and 7.0 years.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. At the time of Merger, 2.3 million Stock Options were granted, 2.2 million of which became immediately vested. As a result, the effects of applying SFAS 123 for providing pro forma disclosures in fiscal year 1996 and 1995 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

-------------------------------------------------------------------------
                                       Fiscal Year     Fiscal Year
                                          Ended           Ended
                                       January 28,     February 2,
                                           1996            1997
-------------------------------------------------------------------------
                          (in thousands, except per share amounts)

     NET LOSS:

     As reported:
     Loss before extraordinary charge   $(283,994)     $(129,580)
     Extraordinary charge                  38,424              -
     Net loss                            (322,418)      (129,580)

     Pro forma:
     Loss before extraordinary charge   $(288,401)     $(130,088)
     Extraordinary charge                  38,424              -
     Net loss                            (326,825)      (130,088)

     LOSS PER COMMON SHARE:

     As reported:
     Loss before extraordinary charge   $   (9.16)     $  (3.54)
     Extraordinary charge                   (1.22)            -
     Net loss                              (10.38)        (3.54)

     Pro forma:
     Loss before extraordinary charge   $   (9.48)     $  (3.56)
     Extraordinary charge                   (1.22)            -
     Net loss                              (10.70)        (3.56)
--------------------------------------------------------------------------

10.  CAPITAL STOCK

     Preferred Stock

          As part of the financing of the Merger, Holdings issued shares of its newly authorized Series A and Series B Preferred Stock, par value $0.01. The Series A Preferred Stockholders have voting rights identical to those of the Common Stockholders. The Series B Preferred Stockholders have no voting rights. The Series A and Series B Preferred Stock has a liquidation preference which was initially equal to $10.00 per share. The liquidation preference increases 7.0 percent per annum, compounded quarterly until the later of June 2000 or the date the Company first reports EBDIT (as defined) of at least $500.0 million for any four consecutive quarters. In addition, the liquidation preference will increase by 2.0 percent per annum if the Company fails to reach EBDIT (as defined) of at least $400.0 million for four consecutive quarters prior to July 1998; this EBDIT (as defined) threshold increases to $425.0 million in July 1999 and $450.0 million in
     July 2000.   The Series A and Series B Preferred Stock ranks pari passu in right of payment upon liquidation. A total of 5,783,244 shares of Holdings Common Stock were exchanged for an equal number of Series A Preferred Shares at the Merger date.

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

     Common Stock

          Holdings recorded a 16.58609143 for 1 stock split of its Common Stock on June 9, 1995. The "Average Number of Common Shares Outstanding" and the "Loss Per Common Share" in the accompanying Consolidated Statements of Operations for fiscal year 1994 and the 1995 transition period have been retroactively adjusted to reflect this stock split.

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


     Interest Rate Derivatives

          The carrying amount of the interest rate collar agreement, which represents favorable or unfavorable movements of interest rates outside of the interest rate limits, approximates fair value.

     Investments In and Notes Receivable From Supplier Cooperatives

          The Company maintains a non-current deposit with Certified in the form of Class B shares of Certified. Certified is not obligated in any fiscal year to redeem more than a prescribed number of the Class B shares issued. Therefore, it is not practicable to estimate the fair value of this investment.

          The Company maintains non-current notes receivable from A.W.G. There are no quoted market prices for this investment and a reasonable estimate could not be made without incurring excessive costs. Additional information pertinent to the value of this investment is provided in Note 6.

     Long-Term Debt

          The fair value of the New Senior Notes, the 1995 11% Senior Subordinated Notes and the 13.75% Senior Subordinated Notes is based on quoted market prices. The Term Loans and the Revolving Facility are estimated to be recorded at the fair value of the debt. Market quotes for the fair value of the remainder of the Company's debt are not available, and a reasonable estimate of the fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the unquoted debt is provided in Note 3.

          The estimated fair values of the Company's financial instruments are as follows (in thousands):

--------------------------------------------------------------------------------
                                                              As of
                                                        February 2, 1997
                                                    --------------------------
                                                       Carrying      Fair
                                                        Amount       Value
--------------------------------------------------------------------------------
         Cash and cash equivalents                   $   67,589    $   67,589
         Short-term notes and other receivables             531           531
         Interest rate collar                                 -             -
         Investments in and notes receivable from
            supplier cooperatives (not practicable)      11,965             -
         Long-term debt for which it is:
              Practicable to estimate fair values     2,044,007     2,133,193
              Not practicable                           178,528             -
--------------------------------------------------------------------------------

12.  RESTRUCTURING CHARGE

         During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one
     former F4L Supermarkets  warehouse facility.   The stores were closed to
     comply with a settlement agreement with the State of California in connection with the Merger or to improve the Company's future operating results. Three RGC stores were also required to be sold to comply with the
     settlement agreement.   During fiscal year 1995, the Company utilized $34.7
     million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of
     stores).   During fiscal year 1996, the Company utilized $15.1 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment, expenditures associated with the closed stores and the warehouse facility and lease termination expenses ($15.2 million) partially offset by proceeds from the sale of certain related assets.

         On December 29, 1995, the Company consummated an agreement with Smith's to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew
     from the California market.   As a  result of the acquisition of the
     Riverside distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal year 1996. Also, the Company closed nine of its smaller and less efficient stores which were near the stores acquired from Smith's. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities. During fiscal year 1996, the Company utilized $33.9 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment ($18.3 million) and lease termination expenses ($15.6 million).

13.  SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         The tables below set forth the selected quarterly financial information for fiscal year 1995 and fiscal year 1996 (in thousands, except per share amounts):

-----------------------------------------------------------------------------------------
                                      12 Weeks    12 Weeks     12 Weeks    16 Weeks
                                        Ended       Ended        Ended       Ended
     Fiscal Year 1995                  04/23/95    07/16/95     10/08/95    01/28/96
-----------------------------------------------------------------------------------------
     Net Sales                        $ 623,598   $ 857,344   $ 1,207,093   $ 1,647,074
     Gross Profit                       107,168     161,617       241,117       339,214
     Loss Before Extraordinary Items     (5,188)   (110,003)      (56,910)     (111,893)
     Net Loss                            (5,188)   (145,361)      (56,910)     (114,959)
     Loss Applicable to Common Shares    (5,188)   (145,361)      (56,910)     (114,959)

     Loss Per Common Share:
     Loss Before Extraordinary Items  $   (0.23)  $   (5.33)  $     (1.56)  $    (3.02)
     Loss Per Common Share            $   (0.23)  $   (7.05)  $     (1.56)  $    (3.11)


----------------------------------------------------------------------------------------
                                      12 Weeks    12 Weeks    12 Weeks      17 Weeks
                                        Ended       Ended       Ended         Ended
     Fiscal Year 1996                  04/21/96    07/14/96    10/06/96      02/02/97
----------------------------------------------------------------------------------------
     Net Sales                       $1,230,808   $1,243,768  $ 1,221,018   $ 1,820,665
     Gross Profit                       248,637      262,247      276,079       403,066
     Net Loss                           (39,834)     (29,577)     (20,267)      (39,902)

     Loss Per Common Share           $    (1.08)  $    (0.80) $     (0.55)  $     (1.09)


14.  SUBSEQUENT EVENT

         On March 26, 1997, the Company issued $155 million of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") and called all of the 13.75% Senior Subordinated Notes. The terms of the 1997 11% Senior Subordinated Notes are substantially identical to those of the
     Company's 11% Senior Subordinated Notes due 2005 issued in 1995.   The 1997
     11% Senior Subordinated Notes were issued at a premium price of 105.5, resulting in gross proceeds of $163.5 million. The proceeds were used to
     (i) redeem an aggregate of $145.0 million of its outstanding 13.75% Senior Subordinated Notes and (ii) pay accrued interest, call premiums, fees and expenses related to the 1997 11% Senior Subordinated Notes. The redemption price was 106.1 percent of the principal amount outstanding.

         On April 17, 1997, the Company replaced its existing credit facilities (the "Refinanced Credit Facility") with a facility with lower interest rates and a longer average life. The refinancing was structured as an amendment and restatement of the existing Credit Facility and the amended facility consists of a $325.0 million Revolving Credit Facility, a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility. The new Term Loan A and Term Loan B facilities replaced the existing term loan facilities with an outstanding principal balance of $540.4 million at the time of refinancing.

         Borrowings under the Refinanced Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to
     1.25 percent for the Revolving Credit Facility and the Term Loan A Facility and the bank's Base Rate (as defined) plus a margin ranging from 0.75 percent to 1.75 percent for the Term Loan B Facility or the Eurodollar Rate (as defined) plus a margin ranging from 1.25 percent to 2.25 percent for the Revolving Credit Facility and the Term Loan A Facility and the Eurodollar Rate (as defined) plus a margin ranging from 1.75 percent to
     2.75 percent for the Term Loan B Facility.   The interest rate for the
     Revolving Credit Facility and the Term Loan A Facility currently is the bank's Base Rate (as defined) plus a margin of 0.75 percent or the Eurodollar Rate (as defined) plus a margin of 1.75 percent. The interest rate for the Term Loan B Facility currently is the bank's Base Rate (as defined) plus a margin of 1.25 percent or the Eurodollar rate ( as defined) plus a margin of 2.25 percent.

         Quarterly principal installments on the Refinanced Credit Facility continue to 2004, with amounts payable in each year as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

         Certain other terms and provisions of the previous Credit Facility were also changed including, but not limited to, application of proceeds from selected asset sales and stock offerings and permitted capital expenditures. Management believes that this refinancing provides increased operational and financial flexibility through lower interest costs and lower short-term loan amortization.

         As a result of the refinancings described above, the Company will incur an extraordinary loss in the first quarter of fiscal 1997 of approximately $48.9 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and write-off of deferred financing costs.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Food 4 Less Holdings, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Food 4 Less Holdings, Inc. and subsidiaries as of January 29, 1995, January 28, 1996 and February 2, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997, and have issued our report thereon dated March 21, 1997 (except with respect to the matter discussed in Note 14, as to which the date is April 17,
1997). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 81 through 84 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP



Los Angeles, California
March 21, 1997 (except with respect to the matter discussed in Note 14, as to which the date is April 17, 1997)




                           FOOD 4 LESS HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               AS OF, AND FOR, THE 53 WEEKS ENDED FEBRUARY 2, 1997
                                 (IN THOUSANDS)



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



CONDENSED BALANCE SHEET


                                                      February 2,
                                                         1997

ASSETS

  Investment in subsidiary                            $ (35,562)
                                                      ----------
    Total Assets                                      $ (35,562)
                                                      ==========
LIABILITIES AND STOCKHOLDERS'  EQUITY

  New  Discount Notes                                 $ 123,821
  Seller Debentures                                     159,885
  Convertible Series A Preferred Stock,
    $.01 par value, 25,000,000 shares authorized
    and 16,683,244 outstanding (aggregate
    liquidation value of $186.9 million)                143,600
  Convertible Series B Preferred Stock,
    $.01 par value, 25,000,000 shares authorized
    and 3,100,000 outstanding (aggregate
    liquidation value of $34.7 million)                  31,000
  Common Stock, $.01 par value, 60,000,000
    shares authorized and 17,207,882 outstanding            172
  Additional paid-in capital                                  -
  Retained deficit                                     (494,040)
                                                       ---------
                                                      $ (35,562)
                                                      ==========

CONDENSED STATEMENT OF LOSS
                                                       53 Weeks
                                                         Ended
                                                       February 2,
                                                          1997

Net loss of subsidiary                                $ (93,791)
Interest expense                                        (35,789)
                                                       ---------
  Net loss                                            $(129,580)
                                                      ==========


                           FOOD 4 LESS HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               AS OF, AND FOR, THE 53 WEEKS ENDED FEBRUARY 2, 1997
                                 (IN THOUSANDS)


CONDENSED STATEMENT OF CASH FLOWS


RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES:
    Net loss                                          $ (129,580)
    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
          Net loss of subsidiary                          93,791
          Non-cash interest charge                        35,789

NET CASH USED BY OPERATING ACTIVITIES                          -

NET INCREASE IN CASH AND CASH EQUIVALENTS                      -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               -

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $        -
                                                      ==========

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

2. The debt agreements of the Company's subsidiary, Ralphs Grocery Company ("Ralphs"), among other things, require Ralphs to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings (as defined) and to comply with certain ratios related to interest expense (as defined), fixed charges (as defined), working capital and indebtedness. In addition, the debt agreements limit, among other things, additional borrowings, dividends on, and redemption of, capital stock, capital expenditures, incurrence of lease obligations, and the acquisition and disposition of assets. At February 2, 1997, dividends and certain other payments are restricted based on terms of the debt agreements.


                           FOOD 4 LESS HOLDINGS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        53 WEEKS ENDED FEBRUARY 2, 1997, 52 WEEKS ENDED JANUARY 28, 1996,
         31 WEEKS ENDED JANUARY 29,1995 AND 52 WEEKS ENDED JUNE 25, 1994
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------
                                                 Provisions   Charged
                                     Balance at    charged      to                             Balance
                                      beginning      to      interest                Other      at end
                                      of period    expense   expense(a)  Payments  changes(b)  of period
--------------------------------------------------------------------------------------------------------
Self-insurance liabilities

    53 weeks ended February 2, 1997   $ 148,985   $ 29,184   $ 10,818   $ 49,404   $      -   $ 139,583

    52 weeks ended January 28, 1996   $ 72,739    $ 32,603   $ 10,287   $ 42,153   $ 75,509   $ 148,985

    31 weeks ended January 29, 1995   $ 81,704    $  6,304   $  3,453   $ 18,722   $      -   $  72,739

    52 weeks ended June 25, 1994      $ 85,494    $ 19,880   $  5,836   $ 29,506   $      -   $  81,704
--------------------------------------------------------------------------------------------------------

_______________

(a) Amortization of discount on self-insurance reserves charged to interest expense.

(b) Reflects self-insurance reserve of Ralphs Grocery Company which was acquired on June 14, 1995.


                                INDEX TO EXHIBITS



Exhibit
Number                         Description

3.1
          Restated Certificate of Incorporation, as amended, of Ralphs Grocery Company (incorporated herein by reference to Exhibit 3.1 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

3.2
          Restated bylaws of Ralphs Grocery Company (incorporated herein by reference to Exhibit 3.2 of Ralphs Grocery Company's Registration Statement on Form S-4, No. 333-07005, as filed with the Securities and Exchange Commission on June 27, 1996.)

4.1.1
          Credit Agreement, dated as of June 14, 1995, by and among Food 4 Less Holdings, Inc., Food 4 Less Supermarkets, Inc., the Lenders, Co-Agents, and Co-Arrangers named therein and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.1.2
          First Amendment to Credit Agreement, dated as of August 18, 1995, among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the financial institutions listed therein (incorporated herein by reference to Exhibit 4.1.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

4.1.3
          Second Amendment to Credit Agreement, dated as of December 11, 1995, among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the financial institutions listed therein (incorporated herein by reference to Exhibit 4.1.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

4.1.4
          Third Amendment, Consent and Waiver to Credit Agreement, dated as of March 8, 1996, among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the financial institutions listed therein (incorporated herein by reference to Exhibit 4.1.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28,
          1996).

4.1.5
          Fourth Amendment to Credit Agreement, dated as of November 7, 1996, among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the financial institutions listed therein (incorporated herein by reference to Exhibit 4.1.5 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997).

4.2.1
          Indenture for the 10.45% Senior Notes due 2004, dated as of June 1, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit
          4.4.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.2.2
          First Supplemental Indenture for the 10.45% Senior Notes due 2004, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.4.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.2.3
          Indenture for the 10.45% Senior Notes due 2004, dated as of June 6, 1996, by and among Ralphs Grocery Company, the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.9 of Ralphs Grocery Company's Registration Statement on Form S-4, No. 333-07005, as filed with the Securities and Exchange Commission on June 27,
          1996).

4.3.1
          Indenture for the 13.75% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified herein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.5.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.3.2
          First Supplemental Indenture for the 13.75% Senior Subordinated Notes due 2005, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.5.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.4.1
          Indenture for the 11% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.4.2
          First Supplemental Indenture for the 11% Senior Subordinated Notes due 2005, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.5.1
          Indenture for the 10-1/4% Senior Subordinated Notes due 2002, dated as of July 29, 1992, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended July 19, 1992).

4.5.2
          First Supplemental Indenture for the 10-1/4% Senior Subordinated Notes due 2002, dated as of May 30, 1995, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995).

4.5.3
          Second Supplemental Indenture for the 10-1/4% Senior Subordinated Notes due 2002, dated as of June 14, 1995, by and between Ralphs Grocery Company (as successor) and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.7.3 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.6.1
          Indenture for the 9% Senior Subordinated Notes due 2003, dated as of March 30, 1993, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 of Ralphs Grocery Company's Registration Statement on Form S-4, No. 33-61812).

4.6.2
          First Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of June 23, 1993, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 of Ralphs Grocery Company's Registration Statement on Form S-4, No. 33-61812).

4.6.3
          Second Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of May 30, 1995, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995).

4.6.4
          Third Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of June 14, 1995, by and between Ralphs Grocery Company (as successor) and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.8.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.7.1
          Senior Note Indenture, dated as of April 15, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Food 4 Less Supermarkets, Inc.'s Registration Statement on Form S-1, No. 33-46750).

4.7.2
          First Supplemental Indenture, dated as of July 24, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.1.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.7.3
          Second Supplemental Indenture for the 10.45% Senior Notes due 2000, dated as of June 14, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.9.3 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.7.4
          Third Supplemental Indenture for the 10.45% Senior Notes due 2000, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.9.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.8.1
          Senior Subordinated Note Indenture, dated as of June 15, 1991, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

4.8.2
          First Supplemental Indenture, dated as of April 8, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.3
          Second Supplemental Indenture, dated as of May 18, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.2 of Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.4
          Third Supplemental Indenture, dated as of July 24, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.3 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.5
          Fourth Supplemental Indenture for the 13.75% Senior Subordinated Notes due 2001, dated as of May 30, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.10.5 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.8.6
          Fifth Supplemental Indenture for the 13.75% Senior Subordinated Notes due 2001, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.10.6 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.1
          Second Amended and Restated Tax Sharing Agreement, dated as of June 14, 1995, by and among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the subsidiaries of Ralphs Grocery Company (incorporated herein by reference to Exhibit 10.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.2
          Stockholders Agreement of Food 4 Less Holdings, Inc., dated as of June 14, 1995, by and among Food 4 Less Holdings, Inc., Ralphs Grocery Company and the investors listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.3
          Consulting Agreement, dated as of June 14, 1995, by and among The Yucaipa Companies, Food 4 Less Holdings, Inc. and Ralphs Grocery Company (incorporated herein by reference to Exhibit 10.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.4*
          Employment Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc., Ralphs Grocery Company and George G. Golleher (incorporated herein by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.5*
          Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Alfred A. Marasca (incorporated herein by reference to Exhibit 10.9 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.6*
          Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Greg Mays (incorporated herein by reference to Exhibit
          10.10 of Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.7*
          Employment Agreement, dated as of June 14, 1995, between Ralphs Grocery Company and Harley DeLano (incorporated herein by reference to Exhibit 10.8 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.8*
          Employment Agreement, dated as of June 14, 1995, between Ralphs Grocery Company and Tony Schnug (incorporated herein by reference to Exhibit 10.10 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.9*
          Management Stockholders Agreement, dated as of June 14, 1995, between Food 4 Less Holdings, Inc. and the management employees listed on the signature page thereto (incorporated herein by reference to Exhibit
          10.12 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.10*
          Consulting Agreement, dated as of June 27, 1988, by and between Falley's, Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit 10.38 to Food 4 Less Supermarkets, Inc.'s Registration Statement on Form S-1, No. 33-31152).

10.11*
          Letter Agreement, dated as of December 10, 1990, amending the Consulting Agreement by and between Falley's, Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit 10.17.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

10.12
          Distribution Center Transfer Agreement, dated as of November 1, 1995, by and between Smith's Food & Drug Centers, Inc., a Delaware corporation, and Ralphs Grocery Company relating to the Riverside, California property (incorporated herein by reference to Exhibit 10.1 to Ralphs Grocery Company's Quarterly Report on Form 10-Q for the quarter ended October 8, 1995).

10.13.1*
          Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994 (incorporated herein by reference to Exhibit 10.15.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.13.2*
          Amendment to the Retirement Supplement Plan, effective as of January 1, 1995 (incorporated herein by reference to Exhibit 10.15.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.13.3*
          Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Retirement Supplement Plan (incorporated herein by reference to Exhibit 10.15.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.14.1*
          Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994 (incorporated herein by reference to Exhibit 10.16.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.14.2*
          Amendment to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 1995 (incorporated herein by reference to Exhibit 10.16.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28,
          1996).

10.14.3*
          Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.16.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28,
          1996).

10.14.4*
          Third Amendment to the Ralphs Grocery Company Supplemental Executive Plan, effective as of July 1, 1995 (incorporated herein by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

21#
          Subsidiaries

27#
          Financial Data Schedule

________________________

# Filed herewith.
* Management contract, or compensatory plan or arrangement.