Form 10-Q
period 1997-04-27
FOOD 4 LESS HOLDINGS INC /DE/
filed 1997-06-10
CIK 936523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended              Commission File Number
             April 27, 1997                       33-88894


                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                         33-0642810
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)        Identification Number)


      1100 West Artesia Boulevard
          Compton, California                      90220
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

At June 9, 1997, there were 17,207,882 shares of Common Stock outstanding. There is no public market for the Common Stock.


                           FOOD 4 LESS HOLDINGS, INC.

                                      INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated balance sheets as of
            February 2, 1997 and April 27, 1997              2-3

          Consolidated statements of operations
            for the 12 weeks ended April 21, 1996
            and April 27, 1997                                 4

          Consolidated statements of cash flows
            for the 12 weeks ended April 21, 1996
            and April 27, 1997                               5-6

          Consolidated statements of stockholders'
            deficit as of February 2, 1997 and
            April 27, 1997                                     7

          Notes to consolidated financial statements        8-10


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations            11-14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    15

          Signatures                                          16


                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                February 2,        April 27,
                                 ASSETS                                        1997              1997
--------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)


CURRENT ASSETS:
   Cash and cash equivalents                                                    $   67,589       $   57,878
   Restricted cash                                                                       -          161,229
   Trade receivables, less allowances of $4,057
      And $4,225 at February 2, 1997 and
      April 27, 1997, respectively                                                  46,560           44,597
    Notes and other receivables                                                        531              483
    Inventories                                                                    502,095          498,763
    Patronage receivables from suppliers                                             4,433            1,459
    Prepaid expenses and other                                                      21,925           27,144
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                       643,133          791,553

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                                     7,020            6,797
    Certified Grocers of California  and others                                      4,945            4,945

PROPERTY AND EQUIPMENT:
    Land                                                                           173,803          173,803
    Buildings                                                                      188,311          190,088
    Leasehold improvements                                                         226,159          227,969
    Fixtures and equipment                                                         401,716          419,093
    Construction in progress                                                        51,117           59,215
    Leased property under capital leases                                           200,199          194,405
    Leasehold interests                                                            112,398          112,398
--------------------------------------------------------------------------------------------------------------
                                                                                 1,353,703        1,376,971
    Less:  Accumulated depreciation and amortization                               301,477          324,624
--------------------------------------------------------------------------------------------------------------
        Net property and equipment                                               1,052,226        1,052,347

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $17,615 and $6,688 at February 2, 1997 and
        April 27, 1997,  respectively                                               88,889           51,440
    Goodwill, less accumulated amortization of $99,057
        and $107,189 at February 2, 1997 and
        April 27, 1997, respectively                                             1,310,956        1,302,824
    Other, net                                                                      24,824           23,728
--------------------------------------------------------------------------------------------------------------
                                                                                $3,131,993       $3,233,634
==============================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------
                                                                                February 2,        April 27,
                    LIABILITIES AND STOCKHOLDERS' DEFICIT                          1997              1997
--------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)

CURRENT LIABILITIES:
    Accounts payable                                                             $ 371,240        $ 350,202
    Accrued payroll and related liabilities                                        106,764          105,215
    Accrued interest                                                                31,011           55,161
    Other accrued liabilities                                                      234,046          220,048
    Income taxes payable                                                             1,956            1,948
    Current portion of self-insurance liabilities                                   48,251           48,251
    Current portion of long-term debt                                                4,465          148,789
    Current portion of obligations under capital leases                             28,041           29,027
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  825,774          958,641

SENIOR DEBT, net of current portion                                              1,263,142        1,285,034

OBLIGATIONS UNDER CAPITAL LEASES                                                   126,336          118,981

SENIOR SUBORDINATED DEBT                                                           671,222          689,747

HOLDINGS DEBENTURES                                                                283,706          292,695

DEFERRED INCOME TAXES                                                               21,074           21,074

SELF-INSURANCE LIABILITIES                                                          91,332           91,214

LEASE VALUATION RESERVE                                                             62,389           61,957

OTHER NON-CURRENT LIABILITIES                                                      106,286          102,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; 16,683,244 shares issued at February 2,
        1997 and April 27, 1997 (aggregate liquidation value of
        $186.9 million and $190.0 million at February 2, 1997
        and April 27, 1997, respectively)                                          161,831          161,831
    Convertible Series B Preferred Stock, $.01 par value,
        25,000,000 shares authorized; 3,100,000 shares issued
        at February 2, 1997 and April 27, 1997 (aggregate liquidation value of $34.7 million and $35.3 million at February 2, 1997
        and April 27, 1997, respectively)                                           31,000           31,000
    Common Stock, $.01 par value, 60,000,000 shares authorized;
        17,207,882 shares and 17,207,882 shares issued at February 2, 1997
        and April 27, 1997                                                             172              172
    Non-Voting Common Stock, $.01 par value, 25,000,000 shares
        authorized; no shares issued at February 2, 1997 or April 27, 1997               -                -
    Additional capital                                                              56,091           56,091
    Notes receivable from stockholders                                                (592)            (592)
    Retained deficit                                                              (564,223)        (633,190)
--------------------------------------------------------------------------------------------------------------
                                                                                  (315,721)        (384,688)
    Treasury stock: 421,237 shares of common stock at
        February 2, 1997 and April 27, 1997                                         (3,547)          (3,547)
--------------------------------------------------------------------------------------------------------------
    Total stockholders' deficit                                                   (319,268)        (388,235)
--------------------------------------------------------------------------------------------------------------
                                                                                $3,131,993       $3,233,634
==============================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                12 Weeks          12 Weeks
                                                                                  Ended             Ended
                                                                                April 21,         April 27,
                                                                                   1996              1997
--------------------------------------------------------------------------------------------------------------
SALES                                                                           $1,230,808        $1,276,222

COST OF SALES                                                                      992,883         1,013,269
--------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                       237,925           262,953

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       206,620           209,775

AMORTIZATION OF GOODWILL                                                             7,202             8,132
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                    24,103            45,046

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                  60,601            63,251
    Amortization of deferred financing costs                                         3,336             2,779
--------------------------------------------------------------------------------------------------------------
                                                                                    63,937            66,030

LOSS BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY CHARGES                                                        (39,834)          (20,984)

PROVISION FOR INCOME TAXES                                                               -                 -
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY CHARGES                                                  (39,834)          (20,984)

EXTRAORDINARY CHARGES                                                                    -            47,983
--------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        $  (39,834)      $   (68,967)
==============================================================================================================

LOSS  PER COMMON SHARE:
    Loss before extraordinary charges                                           $    (1.08)      $     (0.57)
    Extraordinary charges                                                                -             (1.29)
--------------------------------------------------------------------------------------------------------------
    Net loss                                                                    $    (1.08)      $     (1.86)
==============================================================================================================

    Average Number of Common Shares Outstanding                                 36,991,126        36,991,126
==============================================================================================================

  The accompanying notes are an integral part of these consolidated statements.


                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                 12 Weeks         12 Weeks
                                                                                   Ended            Ended
                                                                                 April 21,        April 27,
                                                                                   1996             1997
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                                $ 1,230,808      $ 1,276,222
    Cash paid to suppliers and employees                                         (1,156,304)      (1,237,729)
    Interest paid                                                                   (20,596)         (30,112)
    Income taxes paid                                                                     -               (8)
    Interest received                                                                   541              107
    Other, net                                                                            3                -
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            54,452            8,480

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                         31            1,497
    Payment for purchase of property and equipment                                  (34,222)         (31,026)
    Other, net                                                                         (973)          (1,041)
--------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (35,164)         (30,570)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                          -          713,525
    Payments of long-term debt                                                       (1,623)        (540,991)
    Restricted cash                                                                       -         (161,229)
    Payments of capital lease obligations                                            (6,134)          (6,574)
    Increase (decrease) in revolving loan, net                                      (17,400)          12,100
    Deferred financing costs and other, net                                          (3,572)          (4,452)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (28,729)          12,379
--------------------------------------------------------------------------------------------------------------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                           (9,441)          (9,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     67,983           67,589
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    58,542      $    57,878
==============================================================================================================

  The accompanying notes are an integral part of these consolidated statements.


                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                 12 Weeks         12 Weeks
                                                                                   Ended            Ended
                                                                                 April 21,        April 27,
                                                                                   1996             1997
--------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Net loss                                                                $  (39,834)     $  (68,967)
        Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
           Depreciation and amortization                                            40,018          40,555
           Extraordinary charges                                                         -          47,983
           Non-cash interest expense                                                 7,853           8,989
           Amortization of debt discount                                                 -             107
           Gain on sale of assets                                                       (3)              -
           Change in assets and liabilities, net of effects
            from acquisition of business:
            Accounts and notes receivable                                              136           4,985
            Inventories                                                             19,289           3,332
            Prepaid expenses and other                                                 500          (6,190)
            Accounts payable and accrued liabilities                                23,618         (22,188)
            Self-insurance liabilities                                               2,875            (118)
            Income taxes payable                                                         -              (8)
            Total adjustments                                                       94,286          77,447
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   54,452      $    8,480
==============================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:
    Fixed assets acquired through the issuance of
       capital leases                                                           $    2,577      $    5,098
==============================================================================================================
    Retirement of capital leases                                                $        -      $     4,693
==============================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                           FOOD 4 LESS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------
                      Preferred Stock   Preferred Stock
                          Series A      Series B             Common StockTreasury Stock
                     -----------------  -----------------  -------------------------------
                                                                                                                          Total
                      Number              Number            Number          Number           Stock-                       Stock-
                        of                  of                of              of           holders'  Add'l   Retained    holders'
                      Shares    Amount    Shares  Amount    Shares  Amount  Shares   Amount Notes   Capital  Deficit     Deficit
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
FEBRUARY 2, 1997    16,683,244 $161,831 3,100,000 $31,000 17,207,882 $172  (421,237) $(3,547) $(592) $56,091 $(564,223) $(319,268)

Net loss (unaudited)         -        -         -       -          -    -         -        -      -        -   (68,967)   (68,967)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
APRIL 27, 1997
(UNAUDITED)         16,683,244 $161,831 3,100,000 $31,000 17,207,882 $172  (421,237) $(3,547) $(592) $56,091 $(633,190) $(388,235)
==================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 27, 1997
                                   (UNAUDITED)

1.   ORGANIZATION AND ACQUISITION

          Food 4 Less Holdings, Inc. ("Holdings" or, together with its subsidiaries, the "Company"), a Delaware corporation, owns all of the outstanding capital stock of Ralphs Grocery Company ("Ralphs"). Ralphs, a wholly-owned subsidiary of Holdings, is a retail supermarket company with a total of 405 stores which are located in Southern California (342), Northern California (27) and certain areas of the Midwest (36). The Company is the largest supermarket operator in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The accompanying consolidated balance sheet and statement of stockholder's deficit of the Company as of April 27, 1997 and the consolidated statements of operations and cash flows for the interim periods ended April 21, 1996 and April 27, 1997 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. The results of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

     Restricted Cash

          Restricted cash represents cash required to be used for the redemption of the 13.75% Senior Subordinated Notes, the associated call premium and accrued interest. See note 4 below.

     Inventories

          Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $24.3 million and $26.1 million at February 2, 1997 and April 27, 1997, respectively, and gross profit and operating income would have been greater by $1.3 million and $1.7 million for the 12 weeks ended
     April 21, 1996 and April 27, 1997, respectively.

     Income Taxes

          The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," that the ultimate realization of net deferred tax assets is more likely than not.

          For the period ended April 27, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from the current operating loss.

     Loss Per Common Share

          Loss per common share is computed based on the weighted average number of shares outstanding during the applicable period. Fully diluted loss per share has been omitted as it is anti-dilutive for all periods presented.

     Reclassifications

          Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the April 27, 1997 presentation.

     New Accounting Standard

          In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") was issued. SFAS No. 128 is effective for earnings per share calculations for periods ending after December 15, 1997. The new method of calculating earnings per share will have no effect on the Company's historical earnings per share.

3.   RESTRUCTURING CHARGE

          During the 12 weeks ended April 27, 1997, the Company utilized $0.9 million and $0.1 million of the remaining restructuring reserve related to the fiscal 1995 $75.2 and $47.9 million restructuring charges, respectively. The amounts utilized include write-downs of property and equipment ($1.0 million) and expenditures associated with the closed stores and the warehouse facility ($0.5 million).

4.   DEBT

          During the quarter, Ralphs issued $155 million principal amount of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") with terms substantially identical to Ralphs' existing 11% Senior Subordinated Notes at a price of 105.5% of their principal amount, resulting in gross proceeds of $163.5 million. At April 27, 1997, $161.2 million of these proceeds was included in restricted cash and was subsequently used to redeem all of Ralphs' $145 million principal amount of 13.75% Senior Subordinated Notes at a price of 106.1% of their principal amount and to pay the related accrued interest through the redemption date, which was April 28, 1997. As a result, the Company has classified the principal amount of the $145 million 13.75% Senior Subordinated Notes as current in the accompanying balance sheet at April 27, 1997. The remaining proceeds were used to pay fees and expenses associated with the issuance of the 1997 11% Senior Subordinated Notes.

          During the quarter, the Company also amended and restated its existing credit facility ("Old Credit Facility") to lower interest margins and allow more flexibility with respect to application of proceeds from certain assets sales and capital expenditures. The amended and restated credit facility (the "New Credit Facility") consists of a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility (together, the "Term Loans") and a $325 million Revolving Credit Facility ("Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum of $150.0 may be issued.

          Borrowings under the New Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to 1.75 percent or the Eurodollar Rate (as defined) plus a margin ranging from 1.25 percent to 2.75 percent. At April 27, 1997, $550.0 million was outstanding under the Term Loans, $111.5 was outstanding under the Revolving Facility, and $89.1 million of standby Letters of Credit had been issued on behalf of the Company. At April 27, 1997, the weighted average interest rate on the Term Loans was 7.76 percent and the interest rate on the Revolving Facility was 8.21 percent. Quarterly principal installments on the Term Loans continue to 2004, with principal amounts due as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

          As a result of the refinancings described above, the Company recorded extraordinary charges in the first quarter of fiscal 1997 of approximately $48.0 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the selected unaudited operating results of the Company for the 12 weeks ended April 21, 1996 and April 27, 1997:

--------------------------------------------------------------------------------------------------------------
                                                                     12 WEEKS ENDED
                                                  -------------------------------------------------------
                                                      APRIL 21, 1996                 APRIL 27, 1997
--------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
                                                                      (UNAUDITED)

Sales                                             $1,230.8         100.0%          $1,276.2        100.0%
Gross profit                                         237.9          19.3              262.9         20.6
Selling, general and administrative expenses         206.6          16.8              209.8         16.4
Amortization of goodwill                               7.2           0.6                8.1          0.6
Operating income                                      24.1           2.0               45.0          3.5
Interest expense                                      63.9           5.2               66.0          5.2
Provision for income taxes                               -             -                  -            -
Loss before extraordinary charges                    (39.8)         (3.2)             (21.0)        (1.6)
Extraordinary charges                                    -             -               48.0          3.8
Net loss                                                           (39.8)              (3.2)       (69.0)                     (5.4)
--------------------------------------------------------------------------------------------------------------

     Sales. Sales increased $45.4 million, or 3.7 percent, from $1,230.8 million for the 12 weeks ended April 21, 1996 to $1,276.2 million for the 12 weeks ended April 27, 1997. The increase in sales was primarily attributable to a 4.1 percent increase in comparable store sales and the continued success of new store openings, partially offset by store closings. Since the beginning of fiscal 1996, 27 stores have been opened and 31 stores have been closed. The first quarter of fiscal 1997 represents the fourth consecutive quarter that the Company has achieved positive comparable store sales.

     Gross Profit. Gross profit increased as a percentage of sales from 19.3 percent in the 12 weeks ended April 21, 1996 to 20.6 percent in the 12 weeks ended April 27, 1997. The increase in gross profit margin reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of product procurement programs instituted by the Company are realized.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $206.6 million and $209.8 million for the 12 weeks ended April 21, 1996 and April 27, 1997, respectively. SG&A decreased as a percentage of sales from 16.8 percent to 16.4 percent for the same periods. The reduction in SG&A as a percentage of sales reflects the continued results of tighter expense and labor controls at the store level and continued administrative cost reductions.

     Operating Income. Primarily as a result of the factors discussed above, the Company's operating income increased from $24.1 million in the 12 weeks ended April 21, 1996 to $45.0 million in the 12 weeks ended April 27, 1997.

     Loss Before Extraordinary Charges. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charges decreased from $39.8 million in the 12 weeks ended April 21, 1996 to $21.0 million in the 12 weeks ended April 27, 1997.

     Extraordinary Charges. Extraordinary charges of $48.0 million were recorded during the 12 weeks ended April 27, 1997. These charges relate to the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Company's previous bank facility ("Old Credit Facility") and the 13.75% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations, amounts available under the Company's $325 million revolving facility ("Revolving Facility") and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements for the remainder of fiscal 1997.

     At April 27, 1997, borrowings of $111.5 million under the Revolving Facility and $89.1 million of standby letters of credit were outstanding. The level of borrowings under the Company's Revolving Facility is dependent upon cash flows from operations, the timing of disbursements, seasonal requirements and capital expenditure activity. The Company is required to reduce loans outstanding under the Revolving Facility to $110.0 million for a period of not less than 30 consecutive days during the twelve consecutive month-period ended
on the last day of fiscal 1997.   At May 23, 1997, the Company had $139.5
million available for borrowing under the Revolving Facility.

     During the first quarter of fiscal 1997, cash provided by operating activities was approximately $8.5 million compared to $54.5 million in the first quarter of fiscal 1996. The decline in cash from operating activities in the current quarter is primarily due to the timing of payments of accounts payable and accrued liabilities and prepaid expenses. These reductions in cash were partially offset by an improvement in operating income of approximately $20.9 million. The improvement in operating income can primarily be attributed to strong comparable store sales, a reduction in warehousing and distribution costs resulting from the consolidation of the company's distribution operations, and a reduction in cost of goods sold as the benefits of product procurement programs are realized. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate generally allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs.

     Cash used by investing activities was $30.6 million for the first quarter of fiscal 1997. Investing activities consisted primarily of capital expenditures of $31.0 million. The capital expenditures were financed primarily from cash provided by operating and financing activities.

     The capital expenditures in the first quarter of fiscal 1997, as discussed above, relate to six new stores (one of which had been completed at April 27,
1997) and the remodeling of 43 stores (16 of which had been completed at April
27, 1997).   The Company currently anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $155.0 million (or $140.0 million, net of expected capital leases) and will include eight new stores and 58 remodels. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations,
borrowings under the Revolving Facility and through leasing transactions.   No
assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its future operating strategy. Consequently, management believes that if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

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

     Cash provided by financing activities was $12.4 million for the first quarter of fiscal 1997, resulting primarily from refinancing activities. Refinancing activities consisted of the issuance of 11% Senior Subordinated Notes to refinance Ralphs' 13.75% Senior Subordinated Notes and the refinancing and amendment of the Old Credit Facility (discussed below). In total, financing activities consisted primarily of proceeds of $713.5 million from the issuance of long-term debt and net borrowings of $12.1 million under the Revolving Facility, partially offset by principal payments of long-term debt of $541.0 million, restricted cash of $161.2 million and capital lease payments of $6.6 million.

     During the quarter, Ralphs issued $155 million principal amount of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") with terms substantially identical to its existing 11% Senior Subordinated Notes at a price of 105.5% of their principal amount, resulting in gross proceeds of $163.5 million. At April 27, 1997, $161.2 million of these proceeds was included in restricted cash and was subsequently used to redeem all of Ralphs' $145 million principal amount of 13.75% Senior Subordinated Notes at a price of 106.1% of their principal amount and to pay the related accrued interest through the redemption date, which was April 28, 1997. As a result, the Company has classified the principal amount of the $145 million 13.75% Senior Subordinated Notes as current in the accompanying balance sheet at April 27, 1997. The remaining proceeds were used to pay fees and expenses associated with the issuance of the 1997 11% Senior Subordinated Notes.

     During the quarter, the Company also amended and restated its Old Credit Facility to lower interest margins and allow more flexibility with respect to application of proceeds from certain asset sales and capital expenditures. The amended and restated credit facility (the "New Credit Facility") consists of a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility (together, the "Term Loans") and a $325 million Revolving Credit Facility ("Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum of $150.0 may be issued.

     Quarterly principal installments on the Term Loans continue to 2004, with principal amounts due as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

     As a result of the refinancings described above, the Company recorded extraordinary charges in the first quarter of fiscal 1997 of approximately $48.0 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

     Holdings has outstanding $127.7 million accreted value of Discount Debentures and $165.0 million principal amount of Pay-In-Kind Debentures
outstanding.   Holdings is a holding company which has  no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the Discount Debentures and the Pay-In-Kind Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, Ralphs intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. Ralphs may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

     The Company is highly leveraged. At April 27, 1997, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $2.6 billion and $388.2 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, other long-term liabilities and debt service payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     When used in this report, the words "believe," "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss or retirement of key members of management or the termination of the Company's Consulting Agreement with Yucaipa; (iii) inability to negotiate more favorable terms with suppliers; (iv) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (v) inability to develop new stores in advantageous locations or to successfully convert or remodel additional stores; (vi) prolonged labor disruption; (vii) deterioration in general or regional economic conditions, particularly in Southern California, the Company's principal operating region; (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) loss of customers or sales weakness; (x) adverse determinations in connection with pending or future litigation or other material claims against the Company; (xi) inability to achieve future sales levels or other operating results that support its programs to reduce costs; (xii) the unavailability of funds for capital expenditures; (xiii) increases in labor costs; (xiv) inability to control inventory levels; and (xv) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.


                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          4.1.
               Indenture for the 11% Senior Subordinated Notes due 2005, dated as of March 26, 1997, by and between Ralphs Grocery Company, the subsidiary guarantors therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit
               4.8 of Ralphs Grocery Company's Registration Statement on Form S-4 dated June 9, 1997).

          4.2.
               Amended and Restated Credit Agreement dated as of April 17, 1997 by and among Food 4 Less Holdings, Inc., Ralphs Grocery Company, the Lenders listed therein and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 of Ralphs Grocery Company's Registration Statement on Form S-4, dated June 9, 1997).

          27.  Financial Data Schedule.

          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Los Angeles, State of California.


Dated:  June 9, 1997                  FOOD 4 LESS HOLDINGS, INC.


                                         /s/ John T. Standley
                                      ----------------------------
                                            John T. Standley
                                       Senior Vice President and
                                         Chief Financial Officer