Form 10-Q
period 1997-10-12
FOOD 4 LESS HOLDINGS INC /DE/
filed 1997-11-26
CIK 936523

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




           For Quarter Ended                      Commission File Number
           October 12, 1997                             33-88894


                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 33-0642810
    (State or other jurisdiction of                   (I.R.S Employer
    incorporation or organization)                 Identification Number)


      1100 West Artesia Boulevard
          Compton, California                             90220
(Address of principal executive offices)                (Zip code)


                                 (310) 884-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 26, 1997, there were 17,207,882 shares of Common Stock outstanding. There is no public market for the Common Stock.

================================================================================

                           FOOD 4 LESS HOLDINGS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated balance sheets as of
              February 2, 1997 and October 12, 1997................................     2

           Consolidated statements of operations for the 12 weeks ended
              October 6, 1996 and October 12, 1997.................................     4

           Consolidated statements of operations for the 36 weeks ended
              October 6, 1996 and October 12, 1997.................................     5

           Consolidated statements of cash flows for the 36 weeks ended
              October 6, 1996 and October 12, 1997.................................     6

           Consolidated statements of stockholders' deficit as of
              February 2, 1997 and October 12, 1997................................     8

           Notes to consolidated financial statements..............................     9


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................    12


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................................    17

           Signatures..............................................................    18

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                February 2,   October 12,
                                ASSETS                             1997           1997
                                                                ----------     ----------
                                                                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                   $   67,589     $   63,524
    Trade receivables, less allowances of $4,057 and
        $3,630 at February 2, 1997 and October 12, 1997,
        respectively                                                46,560         42,078
    Notes and other receivables                                        531            520
    Inventories                                                    502,095        492,894
    Patronage receivables from suppliers                             4,433          3,532
    Prepaid expenses and other                                      21,925         23,713
                                                                ----------     ----------
        Total current assets                                       643,133        626,261

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                     7,020          6,797
    Certified Grocers of California and others                       4,945          4,945

PROPERTY AND EQUIPMENT:
    Land                                                           173,803        173,878
    Buildings                                                      188,311        193,947
    Leasehold improvements                                         226,159        257,383
    Fixtures and equipment                                         401,716        448,970
    Construction in progress                                        51,117         37,686
    Leased property under capital leases                           200,199        225,322
    Leasehold interests                                            112,398        110,673
                                                                ----------     ----------
                                                                 1,353,703      1,447,859
    Less:  Accumulated depreciation and amortization               301,477        367,171
                                                                ----------     ----------

        Net property and equipment                               1,052,226      1,080,688

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $17,615 and $8,605 at February 2, 1997 and
        October 12, 1997,  respectively                             88,889         50,764
    Goodwill, less accumulated amortization of $99,057
        and $123,453 at February 2, 1997 and
        October 12, 1997, respectively                           1,310,956      1,286,560
    Other, net                                                      24,824         20,753
                                                                ----------     ----------

                                                                $3,131,993     $3,076,768
                                                                ==========     ==========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               February 2,     October 12,
    LIABILITIES AND STOCKHOLDERS' DEFICIT                                         1997             1997
                                                                              -----------      -----------
                                                                                               (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                          $   343,704      $   302,081
    Accrued payroll and related liabilities                                       106,764          110,476
    Accrued interest                                                               31,011           58,247
    Other accrued liabilities                                                     261,582          216,889
    Income taxes payable                                                            1,956            1,929
    Current portion of self-insurance liabilities                                  48,251           48,251
    Current portion of long-term debt                                               4,465            6,409
    Current portion of obligations under capital leases                            28,041           32,047
                                                                              -----------      -----------
        Total current liabilities                                                 825,774          776,329

SENIOR DEBT, net of current portion                                             1,263,142        1,314,024

OBLIGATIONS UNDER CAPITAL LEASES                                                  126,336          133,177

SENIOR SUBORDINATED DEBT                                                          671,222          689,379

HOLDINGS DEBENTURES                                                               283,706          311,508

DEFERRED INCOME TAXES                                                              21,074           20,874

SELF-INSURANCE LIABILITIES                                                         91,332           87,758

LEASE VALUATION RESERVE                                                            62,389           56,314

OTHER NON-CURRENT LIABILITIES                                                     106,286          108,416

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; 16,683,244 shares issued at February 2,
        1997 and October 12, 1997 (aggregate liquidation value of
        $186.9 million and $196.1 million at February 2, 1997
        and October 12, 1997, respectively)                                       161,831          161,831
    Convertible Series B Preferred Stock, $.01 par value,
        25,000,000 shares authorized; 3,100,000 shares issued
        at February 2, 1997 and October 12, 1997 (aggregate liquidation value of $34.7 million and $36.4 million at February 2, 1997
        and October 12, 1997, respectively)                                        31,000           31,000
    Common Stock, $.01 par value, 60,000,000 shares authorized;
        17,207,882 shares issued at February 2, 1997 and October 12, 1997             172              172
    Non-Voting Common Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at February 2, 1997 or
        October 12, 1997                                                               --               --
    Additional capital                                                             56,091           54,643
    Notes receivable from stockholders                                               (592)            (584)
    Retained deficit                                                             (564,223)        (666,124)
                                                                              -----------      -----------
                                                                                 (315,721)        (419,062)
    Treasury stock: 421,237 shares of common stock at
        February 2, 1997 and 231,297 shares of common
        stock at October 12, 1997                                                  (3,547)          (1,949)
                                                                              -----------      -----------
    Total stockholders' deficit                                                  (319,268)        (421,011)
                                                                              -----------      -----------

                                                                              $ 3,131,993      $ 3,076,768
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

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         12 Weeks           12 Weeks
                                                           Ended              Ended
                                                         October 6,        October 12,
                                                            1996              1997
                                                        ------------      ------------
SALES                                                   $  1,221,018      $  1,230,522

COST OF SALES (including purchases from related
    parties of $19,829 and $16,543 for the 12 weeks
    ended October 6, 1996 and the 12 weeks ended
    October 12, 1997, respectively)                          957,086           976,662
                                                        ------------      ------------

GROSS PROFIT                                                 263,932           253,860

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 211,064           200,867

AMORTIZATION OF GOODWILL                                       8,218             8,132
                                                        ------------      ------------

OPERATING INCOME                                              44,650            44,861

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                            62,123            62,253
    Amortization of deferred financing costs                   2,794               916
                                                        ------------      ------------
                                                              64,917            63,169

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGES                                (20,267)          (18,308)

PROVISION FOR INCOME TAXES                                        --                --
                                                        ------------      ------------

LOSS BEFORE EXTRAORDINARY CHARGES                            (20,267)          (18,308)

EXTRAORDINARY CHARGES                                             --                --
                                                        ------------      ------------

NET LOSS                                                $    (20,267)     $    (18,308)
                                                        ============      ============

LOSS  PER COMMON SHARE:
   Loss before extraordinary charges                    $      (0.55)     $      (0.50)
   Extraordinary charges                                          --                --
                                                        ------------      ------------
   Net loss                                             $      (0.55)     $      (0.50)
                                                        ============      ============

    Average Number of Common Shares and
    Equivalents Outstanding                               36,569,889        36,759,829
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

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           36 Weeks          36 Weeks
                                                            Ended              Ended
                                                          October 6,        October 12,
                                                            1996               1997
                                                        ------------      ------------
SALES                                                   $  3,695,594      $  3,778,470

COST OF SALES (including purchases from related
    parties of $67,694 and $48,958 for the 36 weeks
    ended October 6, 1996 and the 36 weeks ended
    October 12, 1997, respectively)                        2,941,360         3,000,531
                                                        ------------      ------------

GROSS PROFIT                                                 754,234           777,939

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 626,809           615,933

AMORTIZATION OF GOODWILL                                      24,403            24,396
                                                        ------------      ------------

OPERATING INCOME                                             103,022           137,610

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                           184,838           187,122
    Amortization of deferred financing costs                   7,862             4,406
                                                        ------------      ------------
                                                             192,700           191,528

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGES                                (89,678)          (53,918)

PROVISION FOR INCOME TAXES                                        --                --
                                                        ------------      ------------

LOSS BEFORE EXTRAORDINARY CHARGES                            (89,678)          (53,918)

EXTRAORDINARY CHARGES                                             --            47,983
                                                        ------------      ------------

NET LOSS                                                $    (89,678)     $   (101,901)
                                                        ============      ============

LOSS  PER COMMON SHARE:
   Loss before extraordinary charges                    $      (2.45)     $      (1.47)
   Extraordinary charges                                          --             (1.31)
                                                        ------------      ------------
   Net loss                                             $      (2.45)     $      (2.78)
                                                        ============      ============

    Average Number of Common Shares and
    Equivalents Outstanding                               36,569,889        36,682,949
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

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            36 Weeks          36 Weeks
                                                              Ended             Ended
                                                            October 6,       October 12,
                                                               1996             1997
                                                           -----------      -----------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                           $ 3,695,594      $ 3,778,470
    Cash paid to suppliers and employees                    (3,443,282)      (3,592,757)
    Interest paid                                             (128,831)        (132,452)
    Income taxes paid                                               --              (27)
    Interest received                                            1,610              322
    Other, net                                                    (276)          (8,861)
                                                           -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      124,815           44,695

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                23,680           25,736
    Payment for purchase of property and equipment             (74,328)        (111,154)
    Payment of acquisition costs, net of cash acquired          (5,573)          (6,823)
    Other, net                                                  (2,530)          (1,959)
                                                           -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                          (58,751)         (94,200)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                94,625          721,961
    Payments of long-term debt                                 (58,284)        (688,432)
    Payments of capital lease obligations                      (18,730)         (20,344)
    Increase (decrease)  in revolving loan, net                (79,400)          37,500
    Sale of treasury stock                                          --              150
    Deferred financing costs and other                          (5,236)          (5,395)
                                                           -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (67,025)          45,440
                                                           -----------      -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                        (961)          (4,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                67,983           67,589
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    67,022      $    63,524
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

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                36 Weeks        36 Weeks
                                                                  Ended          Ended
                                                                October 6,     October 12,
                                                                   1996           1997
                                                                ---------      ---------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Net loss                                                $ (89,678)     $(101,901)
        Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
           Depreciation and amortization                          119,487        121,047
           Non-cash extraordinary charges                              --         39,122
           Non-cash interest expense                               24,293         27,802
           Amortization of debt discount                              103            322
           Amortization of debt premium                                --           (368)
           Loss (gain) on sale of assets                              276            (10)
           Change in assets and liabilities, net of effects
           from acquisition of business:
           Accounts and notes receivable                            1,858          5,394
           Inventories                                             19,864          9,201
           Prepaid expenses and other                                (906)        (9,482)
           Accounts payable and accrued liabilities                44,285        (42,630)
           Self-insurance liabilities                               5,233         (3,575)
           Deferred income taxes                                       --           (200)
           Income taxes payable                                        --            (27)
                                                                ---------      ---------
           Total adjustments                                      214,493        146,794
                                                                ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                $ 124,815      $  44,695
                                                                =========      =========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Fixed assets acquired through the issuance of
        capital leases                                          $  23,912      $  36,084
                                                                =========      =========

    Retirement of capital leases                                $      --      $   4,893
                                                                =========      =========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     Preferred Stock            Preferred Stock
                                         Series A                   Series B                 Common Stock
                                ------------------------     ----------------------     ------------------------
                                  Number                      Number                      Number
                                    of                          of                         of
                                  Shares         Amount       Shares        Amount        Shares        Amount
                                  ------         ------       ------        ------        ------        ------
BALANCES AT FEBRUARY 2, 1997    16,683,244    $  161,831     3,100,000    $   31,000    17,207,882    $      172

   Payments on
     Stockholder's Notes                --            --            --            --            --            --

   Sale of Treasury Stock               --            --            --            --            --            --

   Net loss (unaudited)                 --            --            --            --            --            --
                                ----------    ----------     ---------    ----------   -----------    ----------

BALANCES AT OCTOBER 12, 1997
     (UNAUDITED)                16,683,244    $  161,831     3,100,000    $   31,000    17,207,882    $      172
                                ==========    ==========     =========    ==========   ===========    ==========



                                       Treasury Stock
                                   -----------------------
                                   Number                       Stock-                                       Total
                                     of                         holders'      Additional     Retained     Stockholders'
                                   Shares         Amount         Notes          Capital       Deficit        Deficit
                                   ------         ------         -----          -------       -------        -------
BALANCES AT FEBRUARY 2, 1997      (421,237)    $   (3,547)    $     (592)    $   56,091     $ (564,223)    $ (319,268)

   Payments on
     Stockholder's Notes                --             --              8             --             --              8

   Sale of Treasury Stock          189,940          1,598             --         (1,448)            --            150

   Net loss (unaudited)                 --             --             --             --       (101,901)      (101,901)
                                  --------     ----------     ----------     ----------     ----------     ----------

BALANCES AT OCTOBER 12, 1997
     (UNAUDITED)                  (231,297)    $   (1,949)    $     (584)    $   54,643     $ (666,124)    $ (421,011)
                                  =========    ==========     ==========     ==========     ==========     ==========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 12, 1997
                                   (UNAUDITED)


1.      ORGANIZATION AND ACQUISITION

               Food 4 Less Holdings, Inc. ("Holdings" or, together with its subsidiaries, the "Company"), a Delaware corporation, owns all of the outstanding capital stock of Ralphs Grocery Company, a Delaware corporation ("Ralphs"). Ralphs is a retail supermarket company with a total of 406 stores which are located in Southern California (342), Northern California (27) and certain areas of the Midwest (37). The Company is the largest supermarket operator in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

               The accompanying consolidated balance sheet and statement of stockholder's deficit of the Company as of October 12, 1997 and the consolidated statements of operations and cash flows for the interim periods ended October 6, 1996 and October 12, 1997 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. The results of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

        Inventories

               Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $24.3 million and $26.6 million at February 2, 1997 and October 12, 1997, respectively, and gross profit and operating income would have been greater by $3.7 million and $2.2 million for the 36 weeks ended October 6, 1996 and October 12, 1997, respectively.

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

               For the period ended October 12, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from the current operating loss.

        Loss Per Common Share

               Loss per common share is computed based on the weighted average number of shares outstanding during the applicable period. Fully diluted loss per share has been omitted as it is anti-dilutive for all periods presented.

        Reclassifications

               Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the October 12, 1997 presentation.

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

3.      RESTRUCTURING CHARGE

               During the 36 weeks ended October 12, 1997, the Company utilized $2.8 million and $2.9 million of the remaining restructuring reserve related to the fiscal 1995 $75.2 and $47.9 million restructuring charges, respectively. The amounts utilized primarily include write-downs of property and equipment ($1.6 million) and payments for lease obligations ($3.6 million). At October 12, 1997 approximately $19.6 million of the restructuring accrual related to the $75.2 million charge and $14.1 million of the restructuring accrual related to the $47.9 million charge remained accrued on the Company's balance sheet consisting primarily of provisions for lease obligations. As of February 2, 1997 the Company has completed a majority of the restructuring actions, although certain lease obligations will continue through 2010.

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

               Borrowings under the New Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to
        1.75 percent or the Eurodollar Rate (as
        defined) plus a margin ranging from 1.25 percent to 2.75 percent. At October 12, 1997, $548.3 million was outstanding under the Term Loans, $136.9 was outstanding under the Revolving Facility, and $75.5 million of standby Letters of Credit had been issued on behalf of the Company. At October 12, 1997, the weighted average interest rates on the Term Loans and on the Revolving Facility were 7.82 percent and 7.83 percent, respectively. Quarterly principal installments on the Term Loans continue to 2004, with principal amounts due as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

               As a result of the refinancings described above, the Company recorded extraordinary charges in the first quarter of fiscal 1997 of approximately $48.0 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

5.      RELATED PARTY TRANSACTIONS

               During the 12 weeks ended October 12, 1997 and October 6, 1996, the Company purchased $16.5 million and $19.8 million, respectively, in inventory from Certified Grocers. During the 36 weeks ended October 12, 1997 and October 6, 1996, the Company purchased $49.0 million and $67.7 million, respectively, in inventory from Certified Grocers.

6.      SUBSEQUENT EVENT

               On November 6, 1997, the Company, Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), and FFL Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fred Meyer ("Acquisition"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Acquisition would merge with and into the Company (the "Merger"), subject to certain conditions being satisfied or waived. Pursuant to the Merger Agreement, the stockholders of the Company would receive an aggregate of the greater of
        (i) 22.5 million shares of Fred Meyer Common Stock or (ii) the lesser of
        (A) the number of shares of Fred Meyer Common Stock equal to $600 million divided by the average closing price of the Fred Meyer Common Stock on the New York Stock Exchange for 15 out of the 35 trading days ending on the second trading day preceding the effective date of the Merger or (B) 24 million shares of Fred Meyer Common Stock; provided, however, that such aggregate number of shares of Fred Meyer Common Stock will be reduced (i) to the extent necessary to terminate or otherwise satisfy the Company's obligations under existing stock options and warrants and (ii) upon the occurrence of certain other events, in each case, as specified in the Merger Agreement. In addition, Fred Meyer would assume or refinance the debt of the Company. Conditions to the consummation of the Merger include the receipt of regulatory approvals and approval by the stockholders of Fred Meyer and the Company. Certain shareholders of the Company holding approximately 64.3% of the aggregate voting power of the Company have entered into agreements to vote their Company shares in favor of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

        On November 6, 1997, Food 4 Less Holdings, Inc., (the "Company"), Fred Meyer, Inc., ("Fred Meyer"), and FFL Acquisition Corp., a wholly owned subsidiary of Fred Meyer ("Acquisition"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Acquisition would merge with and into the Company (the "Merger"), subject to certain conditions being satisfied or waived. Pursuant to the Merger Agreement, the stockholders of the Company would receive an aggregate of the greater of (i)
22.5 million shares of Fred Meyer Common Stock or (ii) the lesser of (A) the number of shares of Fred Meyer Common Stock equal to $600 million divided by the average closing price of the Fred Meyer Common Stock on the New York Stock Exchange for 15 out of the 35 trading days ending on the second trading day preceding the effective date of the Merger or (B) 24 million shares of Fred Meyer Common Stock; provided, however, that such aggregate number of shares of Fred Meyer Common Stock will be reduced (i) to the extent necessary to terminate or otherwise satisfy the Company's obligations under existing stock options and warrants and (ii) upon the occurrence of certain other events, in each case, as specified in the Merger Agreement. In addition, Fred Meyer will assume or refinance the debt of the Company. Conditions to the consummation of the Merger include the receipt of regulatory approvals and approval by the stockholders of Fred Meyer and the Company. Certain shareholders of the Company holding approximately 64.3% of the aggregate voting power of the Company have entered into agreements to vote their Company shares in favor of the Merger. Concurrently with the execution of the Merger Agreement, Fred Meyer executed an agreement and plan of merger with Quality Food Centers, Inc. ("QFC") pursuant to which QFC will become a wholly-owned subsidiary of Fred Meyer. QFC operates retail supermarkets in the State of Washington and in Southern California. The Merger is an independent transaction and is not conditioned on the consummation of Fred Meyer's merger with QFC.


RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth the selected unaudited operating results of the Company for the 12 and 36 weeks ended October 6, 1996 and October 12, 1997, respectively:

                                           12 Weeks Ended                                 36 Weeks Ended
                            ---------------------------------------------   ---------------------------------------------
                                October 6, 1996         October 12, 1997       October 6, 1996        October 12, 1997
                            ---------------------   ---------------------   --------------------    ---------------------
                                                                 (dollars in millions)
                                                                       (unaudited)
Sales                       $  1,221.0     100.0%   $  1,230.5     100.0%   $  3,695.6     100.0%   $  3,778.5     100.0%
Gross profit                     263.9      21.6         253.9      20.6         754.2      20.4         777.9      20.6
Selling, general
   and administrative
   expenses                      211.1      17.3         200.9      16.3         626.8      17.0         615.9      16.3
Amortization of goodwill           8.2       0.7           8.1       0.7          24.4       0.7          24.4       0.6
Operating income                  44.7       3.7          44.9       3.6         103.0       2.8         137.6       3.6
Interest expense                  64.9       5.3          63.2       5.1         192.7       5.2         191.5       5.1
Provision for
   income taxes                   --        --            --        --            --        --            --        --
Loss before
   extraordinary charges         (20.3)     (1.7)        (18.3)     (1.5)        (89.7)     (2.4)        (53.9)     (1.4)
Extraordinary
   charges                        --        --            --        --            --        --            48.0       1.3
Net loss                    $    (20.3)     (1.7)%  $    (18.3)     (1.5)%  $    (89.7)     (2.4)%  $   (101.9)     (2.7)%

        Sales. Sales for the 12 weeks ended October 12, 1997 increased $9.5 million to $1,230.5 million from $1,221.0 million for the 12 weeks ended October 6, 1996 and increased $82.9 million to $3,778.5 million in the 36 weeks ended October 12, 1997 from $3,695.6 million in the 36 weeks ended October 6, 1996. The increases in sales were primarily attributable to 0.4 percent and 2.2 percent increases in comparable store sales for the 12 and 36 week periods ended October 12, 1997, respectively, and the continued success of new store openings, partially offset by store closings and the recent deflationary environment. Since the beginning of fiscal 1996, 32 stores have been opened and 35 stores have been closed and a total of 58 stores have been remodeled. The third quarter of fiscal 1997 represents the sixth consecutive quarter that the Company has achieved positive comparable store sales. The increases in comparable store sales reflect consumers' favorable response to the Company's "First in Southern California" marketing program, which focuses on the Company's lower price program in conjunction with its premier offering of quality, selection and customer service, as well as its continuing remodeling program.

        During the third quarter, the Company completed the development of the first phase of its "Ralphs Club Card" program and launched the marketing program shortly after the quarter ended. The "Ralphs Club Card" program is a frequent shopper program designed to increase customer shopping frequency and transaction size and to provide valuable information about consumer shopping habits. The Company estimates that it will incur one-time costs of approximately $10 million to develop and launch the program, $2 million of which was incurred in the third quarter.

        Gross Profit. Gross profit decreased as a percentage of sales from 21.6 percent in the 12 weeks ended October 6, 1996 to 20.6 percent in the 12 weeks ended October 12, 1997 and increased as a percentage of sales from 20.4 percent in the 36 weeks ended October 6, 1996 to 20.6 percent in the 36 weeks ended October 12, 1997. The decrease in gross profit margin in the 12 weeks ended October 12, 1997 is primarily attributable to competitive promotional activity and higher advertising costs as the Company prepares to launch the Ralphs Club Card. The increase in gross profit margin in the 36 weeks ended October 12, 1997 reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of product procurement programs instituted by the Company are realized, partially offset by the factors discussed above.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $211.1 million and $200.9 million for the 12 weeks ended October 6, 1996 and October 12, 1997, respectively, and were $626.8 million and $615.9 million for the 36 weeks ended October 6, 1996 and October 12, 1997, respectively. SG&A decreased as a percentage of sales from
17.3 percent to 16.3 percent for the 12 weeks ended October 6, 1996 and October 12, 1997, respectively, and decreased as a percentage of sales from 17.0 percent to 16.3 percent for the 36 weeks ended October 6, 1996 and October 12, 1997, respectively. The reduction in SG&A as a percentage of sales reflects the continued results of tighter expense and labor controls at the store level and continued administrative cost reductions, partially offset by start-up costs associated with the launch of the "Ralphs Club Card" program in Southern California. Additionally, the Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW") and recognized pension suspension credits of $11.5 million and $11.8 million in the 36 weeks ended October 6, 1996 and the 36 weeks ended October 12, 1997, respectively.

        Operating Income. Primarily as a result of the factors discussed above, the Company's operating income increased slightly from $44.7 million in the 12 weeks ended October 6, 1996 to $44.9 million in the 12 weeks ended October 12, 1997 and increased from $103.0 million in the 36 weeks ended October 6, 1996 to $137.6 million in the 36 weeks ended October 12, 1997.

        Loss Before Extraordinary Charges. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charges decreased from $20.3 million in the 12 weeks ended October 6, 1996 to $18.3 million in the 12 weeks ended October 12, 1997 and decreased from $89.7 million in the 36 weeks ended October 6, 1996 to $53.9 million in the 36 weeks ended October 12, 1997.

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

        At October 12, 1997, borrowings of $136.9 million under the Revolving Facility and $75.5 million of standby letters of credit were outstanding. The level of borrowings under the Company's Revolving Facility is dependent upon cash flows from operations, the timing of disbursements, seasonal requirements and capital expenditure activity. The Company is required to reduce loans outstanding under the Revolving Facility to $110.0 million for a period of not less than 30 consecutive days during the twelve consecutive month-period ended on the last day of fiscal 1997. The Company complied with this requirement in the second quarter of fiscal 1997. At November 14, 1997, the Company had $127.7 million available for borrowing under the Revolving Facility.

        During the 36-week period ending October 12, 1997, cash provided by operating activities was approximately $44.7 million compared to $124.8 million in the 36-week period ending October 6, 1996. The decline in cash from operating activities in the 36-week period ending October 12, 1997 is primarily due to the timing of payments of accounts payable and accrued liabilities and prepaid expenses. These reductions in cash were partially offset by an improvement in operating income of approximately $34.6 million. The improvement in operating income can primarily be attributed to strong comparable store sales, a reduction in warehousing and distribution costs resulting from the consolidation of the Company's distribution operations, and a reduction in cost of goods sold as the benefits of product procurement programs are realized. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate generally allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs.

        Cash used by investing activities was $94.2 million for the 36-week period ending October 12, 1997. Investing activities consisted primarily of capital expenditures of $111.2 million to build 16 new stores (6 of which had been completed at October 12, 1997) and the remodeling of 61 stores (38 of which had been completed at October 12, 1997). The Company currently anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $140.0 million (net of expected capital leases) and will include ten new stores and 45 remodels. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations, borrowings under the Revolving Facility and through leasing transactions. At November 14, 1997, the Company had approximately $6.0 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its future operating strategy. Consequently, management believes that if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

        The capital expenditures discussed above do not include any costs associated with the Merger or any other potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

        The Company continues to monitor and evaluate the performance of individual stores as well as operating markets in relation to its overall business objectives. As a result of this evaluation, alternative strategies may be considered by the Company which could result in the disposition of certain assets.

        Cash provided by financing activities was $45.4 million for the 36-week period ending October 12, 1997, resulting primarily from refinancing activities. Refinancing activities consisted of the issuance of the 1997 11% Senior Subordinated Notes to refinance the Company's 13.75% Senior Subordinated Notes and the refinancing and amendment of the Old Credit Facility. In total, financing activities consisted primarily of proceeds of $722.0 million from the issuance of long-term debt and net borrowings of $37.5 million under the Revolving Facility, partially offset by principal payments of long-term debt of $688.4 million and capital lease payments of $20.3 million.

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

        Holdings has outstanding $135.7 million accreted value of Discount Debentures and $175.8 million principal amount of Pay-In-Kind Debentures. Holdings is a holding company which has no assets other than the capital stock of Ralphs. Holdings will be required to commence semi-annual cash payments of interest on the Discount Debentures and the Pay-In-Kind Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, Ralphs intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. Ralphs may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

        The Company is highly leveraged. At October 12, 1997, the Company's total long-term indebtedness (including current maturities) and stockholders' deficit were $2.5 billion and $421.0 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, other long-term liabilities and debt service payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        When used in this report, the words "believe," "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss or retirement of key members of management or the termination of the Company's Consulting Agreement with Yucaipa; (iii) inability to negotiate more favorable terms with suppliers; (iv) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (v) inability to develop new stores in advantageous locations or to successfully convert or remodel additional stores;
(vi) prolonged labor disruption; (vii) deterioration in general or regional economic conditions, particularly in Southern California, the Company's principal operating region; (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) loss of customers or sales weakness; (x) adverse determinations in connection with pending or future litigation or other material claims against the Company; (xi) inability to achieve future sales levels or other operating results that support its programs to reduce costs; (xii) the unavailability of funds for capital expenditures;
(xiii) increases in labor costs; (xiv) inability to control inventory levels;
(xv) operational inefficiencies in distribution or other Company systems and
(xvi) any failure to consummate the Merger on a timely basis. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.    Financial Data Schedule

        (b)    Reports on Form 8-K

               The Company filed a current report on Form 8-K dated November 13, 1997 with respect to the acquisition by Fred Meyer, Inc. and FFL Acquisition Corp. ("Acquisition") of Food 4 Less Holdings, Inc. ("Holdings") pursuant to a merger of Acquisition with and into Holdings.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Los Angeles, State of California.



Dated:   November 26, 1997             FOOD 4 LESS HOLDINGS, INC.



                                            /s/ John T. Standley
                                       -----------------------------------
                                                John T. Standley
                                             Senior Vice President and
                                             Chief Financial Officer