Form 10-K405/A
period 1997-02-02
FOOD 4 LESS HOLDINGS INC /DE/
filed 1997-12-08
CIK 936523

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


        At April 18, 1997, there were 17,207,882 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.


--------------------------------------------------------------------------------

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


                                 Southern     Northern
                                California   California    Midwestern        Total
                                 ------       -----         -----           -----
        Ralphs                      263           -             -             263
        Cala                          -           8             -               8
        Bell                          -          13             -              13
        Falley's                      -           -             5               5
                                 ------       -----         -----           -----
           Total Conventional       263          21             5             289

        Food 4 Less                  79           -            31             110
        FoodsCo                       -           6             -               6
                                 ------       -----        ------          ------
           Total Warehouse           79           6            31             116
                                 ------       -----         -----           -----
           Total Stores             342          27            36             405
                                 ======       =====         =====           =====


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

     Warehousing, Distribution and Manufacturing

        In March 1996, the Company commenced operations in a state-of-the-art distribution and creamery facility located in Riverside, California (the "Riverside Facility") which was acquired from Smith's Food & Drug Center, Inc ("Smith's") in December 1995. The technologically-advanced 90- acre complex has improved the quality, service and productivity of the Company's distribution and manufacturing operations. The Riverside Facility, which was originally opened in 1994 by Smith's, has more than one million square feet of warehousing and manufacturing space consisting of a 675,000 square foot dry grocery service center, a 270,000 square foot refrigerated and frozen food facility and a 115,000 square foot creamery facility. The Riverside Facility sublease runs for approximately 23 years, with renewal options through 2043, and provides for annual rent of approximately $8.8 million. The Company also acquired certain operating assets and inventory at the Riverside Facility when it entered into the sublease for a purchase price of approximately $20.2 million.

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

     Expansion and Development

        The Company's merger, expansion, remodeling and conversion efforts have required, and will continue to require, the funding of significant capital expenditures. Remodels and new store openings, among other things, are subject to the availability of developers' financing, agreements with developers and landlords, local zoning regulations, construction schedules and other factors, including costs, often beyond the Company's control. Accordingly, there can be no assurance that the Company's anticipated expansion schedule will be met. Further, there is competition for new store sites, and it is possible that this competition might adversely affect the timing of its new store program. From time to time, the Company also closes or sells marginal stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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


                                          Southern      Northern
                                         California    California   Midwestern   Total
                                           ------         -----       -----     ------
Administrative                              1,138            61          48      1,247
Warehouse, manufacturing and
   transportation                           3,350             -          58      3,408
Stores                                     20,097         1,144       1,358     22,599
                                           ------         -----       -----     ------
     Total                                 24,585         1,205       1,464     27,254
                                           ======         =====       =====     ======

        Of the Company's 27,254 total employees at February 2, 1997, there were 23,419 employees covered by union contracts, principally with the United Food and Commercial Workers Union (the "UFCW"). The table below sets forth information regarding the Company's union contracts which cover more than 100 employees.


UNION                                           NUMBER OF EMPLOYEES COVERED              DATE(S) OF EXPIRATION
-----                                           ---------------------------              ---------------------
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

ITEM 2.  PROPERTIES

        At February 2, 1997, the Company operated 405 supermarkets, as set forth in the table below:

                                         Number of
                                       Supermarkets                       Aveeraage
                                     ------------------       Total      Square Feet/
Division                             Owned       Leased    Square Feet     Facility
--------                             -----       ------    -----------     --------
Southern California                   62(a)        280      14,237,000       41,600
Northern California                      -          27         665,000       24,600
Midwestern                             2(b)         34       1,299,000       36,100

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

        The Company's former central office, manufacturing and warehouse facility in La Habra, California was leased for a term ending 2001. Operations at the La Habra facility were discontinued as part of the Company's consolidation of warehouse and distribution facilities which began with the acquisition of the Riverside Facility in December 1995. On October 29, 1996, the Company finalized an agreement (the "Agreement") with American Stores Company ("American Stores") which resulted in termination of the Company's leases for the La Habra facility and two stores leased from American Stores. In addition, as required by the Company's settlement agreement with the State of California entered into at the date of the Merger, the Company sold one store to American Stores. In addition, the Company entered into a new lease for the bakery facility at La Habra, which it will continue to operate, and modified the terms of two other store leases. In fiscal 1995, the Company recorded a restructuring charge which includes a $29.6 million provision for lease termination expenses in connection with the closure of the La Habra and other warehouses (as well as certain other properties). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of "Notes to Consolidated Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS

        In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles from December 7, 1988. The plaintiffs seek unspecified damages. Most defendants in the actions, not including the Company, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court, subject to a pending appeal. The Company is continuing to actively defend itself in these class action suits.

        On September 13, 1996 a class action lawsuit titled McCampbell, et al.
v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. The Plaintiffs seek unspecified damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Discovery has commenced and the action has been certified as a class. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

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

        Pursuant to the terms of the EPA's order, the PRPs have submitted a plan for construction of an interim remedy to extract and remediate groundwater over the next fourteen years. The PRPs have also submitted an offer to the EPA for the reimbursement of a portion of the EPA's past costs. Estimates given to the PRPs by environmental consultants and attorneys are that the total costs for the remedy, including construction, operation and reimbursement to the government, will most likely range between $55 million and $75 million in present value 1997 dollars.

        In April 1997, an arbitration award allocation of 58.8% of such costs to Lockheed Martin Corporation ("Lockheed") was confirmed by the Superior Court, Los Angeles County. That judgment is now on appeal to California Court of Appeal, seeking to reduce the Lockheed allocation. The remaining 26 current Glendale PRPs have been engaged in Alternative Dispute Resolution ("ADR") efforts. The Company believes that taking into account the Lockheed appeal, the range of remediation costs and the results of the ADR allocation process, the Company's allocable share of remedy costs, in present value 1997 dollars, will likely fall within a range of $0.5 million to $2.0 million, with the likely range from $0.5 million to $0.8 million.

        It is anticipated that the EPA will issue a further administrative order to PRPs for the construction of the remedy some time in 1997, to be followed by negotiation of a consent decree with the PRPs. Such a consent decree would provide contribution protection from lawsuits by other non-signatory PRPs. Although responsibilities for compliance under federal CERCLA law are joint and several, the Glendale PRPs include many very substantial companies as members, such that the Company anticipates that the results of the PRPs' ADR allocation process will be enforceable to limit the Company's exposure.

        The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. The Company has received correspondence from the Regional Board confirming the successful completion of the remediation.

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

                                          F4L Supermarkets              The Company
                                            -----------          -----------------------------
                                             52 Weeks             52 Weeks           52 Weeks
                                               Ended                Ended              Ended
                                             June 27,              June 26,           June 25,
                                               1992                 1993              1994(a)
                                            -----------          -----------       -----------
                                                (in thousands, except store data)
Operating Data:
Sales                                       $ 2,913,493          $ 2,742,027       $ 2,585,160
Cost of sales (d)                             2,392,655            2,257,835         2,115,842
                                            -----------          -----------       -----------
Gross profit (d)                                520,838              484,192           469,318
Selling, general, administrative
   and other, net                               469,751              434,908           388,836
Amortization of goodwill                          7,795                7,571             7,691
Loss (gain) on disposal of assets                (1,364)              (2,083)               37
Restructuring charge                                  -                    -                 -
                                            -----------          -----------       -----------
Operating income (loss) (d)                      44,656               43,796            72,754
Interest expense                                 70,211               73,614            77,017
Provision for earthquake losses                       -                    -             4,504(g)
Provision for income taxes                        3,441                1,427             2,700
                                            -----------          -----------       -----------
Loss before
   extraordinary charges                        (28,996)             (31,245)          (11,467)
Extraordinary charges                             4,818(h)                 -                 -
                                            -----------          -----------       -----------
Net loss(j)                                 $   (33,814)         $   (31,245)      $   (11,467)
                                            ===========          ===========       ===========

Non-Cash Charges:
Depreciation and amortization
   of property and equipment                $    37,898          $    37,426       $    41,380
Amortization of goodwill and
   other assets                                  16,979               20,214            15,703
Non-cash interest expense                             -                3,882             8,767
Amortization of deferred
   financing costs                                6,304                4,901             5,472

Store Data:
Stores at end of period                             249                  248               258
Annual sales per selling square foot        $       538          $       533       $       487

Balance Sheet Data (end of period)(l):
Working capital deficit                     $   (66,254)         $   (19,222)      $   (54,882)
Total assets                                    998,451              957,840           980,080
Total long-term debt                            509,829              572,670           554,939
Shareholders' equity (deficit)                   50,771               22,633            10,024


                                                                The Company
                                            -----------------------------------------------------
                                              31 Weeks            52 Weeks             53 Weeks
                                               Ended               Ended                Ended
                                             January 29,         January 28,          February 2,
                                              1995(b)              1996(c)                1997
                                            -----------          -----------          -----------
                                                      (in thousands, except store data)
Operating Data:
Sales                                       $ 1,556,522          $ 4,335,109          $ 5,516,259
Cost of sales (d)                             1,294,147            3,485,993            4,326,230
                                            -----------          -----------          -----------
Gross profit (d)                                262,375              849,116            1,190,029
Selling, general, administrative
   and other, net                               222,359              785,576              987,425
Amortization of goodwill                          4,615               21,847               38,650
Loss (gain) on disposal of assets                  (455)                (547)               9,317
Restructuring charge                              5,134(e)           123,083(f)                 -
                                            -----------          -----------          -----------
Operating income (loss) (d)                      30,722              (80,843)             154,637
Interest expense                                 48,361              202,651              284,217
Provision for earthquake losses                       -                    -                    -
Provision for income taxes                            -                  500                    -
                                            -----------          -----------          -----------
Loss before
   extraordinary charges                        (17,639)            (283,994)            (129,580)
Extraordinary charges                                 -               38,424(i)                 -
                                            -----------          -----------          -----------
Net loss(j)                                 $   (17,639)         $  (322,418)         $  (129,580)
                                            ===========          ===========          ===========

Non-Cash Charges:
Depreciation and amortization
   of property and equipment                $    25,966          $    92,282          $   129,008
Amortization of goodwill and
   other assets                                  10,657               33,047               40,669
Non-cash interest expense                         6,139               23,877               35,789
Amortization of deferred
   financing costs                                3,413                8,193               10,667

Store Data:
Stores at end of period                             267                  408                  405
Annual sales per selling square foot        $       452(k)       $       477          $       485

Balance Sheet Data (end of period)(l):
Working capital deficit                     $   (74,776)         $  (178,456)         $  (182,641)
Total assets                                  1,000,695            3,188,129            3,131,993
Total long-term debt                            571,712            2,276,225            2,344,406
Shareholders' equity (deficit)                   (7,333)            (188,798)            (319,268)


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

(j) Net loss includes a pre-tax provision for self insurance, which is classified in cost of sales, selling, general and administrative expenses, and interest expense, of $51.1 million, $43.9 million, $25.7 million, $9.8 million, $32.6 million and $29.2 million for the 52 weeks ended June 27, 1992, June 26, 1993, and June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997, respectively. Included in the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996 are reduced employer contributions of $8.1 million, $14.3 million and $26.1 million, respectively, related to union health and welfare benefit plans. Included in the 53 weeks ended February 2, 1997 are reduced employer contributions of $17.8 million related to union pension and health and welfare benefit plans. The multi-employers' union health and welfare plans to which the Company contributes are overfunded, and those employers who contributed to the plans received a pro-rata share of the excess reserves in the plans through reduction of current contributions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

        On June 14, 1995, Holdings and F4L Supermarkets completed their acquisition of RSI and its wholly owned subsidiary, RGC. Concurrently with the consummation of the Merger, the Company refinanced a substantial portion of the existing indebtedness of the Company and RGC. See "Business -- The Merger and the Financing."

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

RESULTS OF OPERATIONS OF THE COMPANY

        The following table sets forth the historical operating results of the Company for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997:


                                            Fiscal Year           1995              Fiscal Year           Fiscal Year
                                              1994          Transition Period          1995                  1996
                                        ----------------    -----------------    -----------------     -----------------
                                                                                 (in millions)
Sales                                   $2,585.2   100.0%   $1,556.5    100.0%   $4,335.1    100.0%    $5,516.3    100.0%
Gross profit                               469.3    18.1       262.4     16.9       849.1     19.6      1,190.0     21.6
Selling, general, administrative
   and other, net                          388.8    15.0       222.4     14.3       785.6     18.1        987.4     17.9
Amortization of goodwill                     7.7     0.3         4.6      0.3        21.8      0.5         38.7      0.7
Loss (gain) on disposal
   of assets                                 0.0     0.0        (0.5)    (0.0)       (0.5)    (0.0)         9.3      0.2
Restructuring charge                         0.0     0.0         5.1      0.3       123.1      2.8          0.0      0.0
Operating income (loss)                     72.8     2.8        30.7      2.0       (80.8)    (1.9)       154.6      2.8
Interest expense                            77.0     2.9        48.4      3.1       202.7      4.7        284.2      5.2
Provision for earthquake
   losses                                    4.5     0.2         0.0      0.0         0.0      0.0          0.0      0.0
Provision for income taxes                   2.7     0.1         0.0      0.0         0.5      0.0          0.0      0.0
Loss before extraordinary
   charge                                  (11.5)   (0.4)      (17.6)    (1.1)     (284.0)    (6.6)      (129.6)    (2.3)
Extraordinary charge                         0.0     0.0         0.0      0.0        38.4      0.9          0.0      0.0
Net loss                                   (11.5)   (0.4)      (17.6)    (1.1)     (322.4)    (7.4)      (129.6)    (2.3)


COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 53 WEEKS ENDED FEBRUARY 2, 1997 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 28, 1996.

        Sales. Sales per week increased $20.7 million, or 24.8 percent, from $83.4 million in the 52 weeks ended January 28, 1996 to $104.1 million in the 53 weeks ended February 2, 1997. The increase in sales was primarily attributable to the addition of 174 conventional supermarkets acquired through the Merger, and to new store openings and the improved performance of converted stores partially offset by the closing of 74 smaller stores since the Merger. Comparable store sales trends have been improving each quarter since the Merger, and the fourth quarter represents the third consecutive quarter the Company has achieved positive comparable store sales, increasing by 2.9 percent. Excluding stores being divested or closed in connection with the Merger, comparable store sales for fiscal 1996 increased 1.8 percent. During fiscal 1996, 26 stores have been opened and 30 stores have been closed. Management believes the increase in comparable store sales was primarily attributable to additional consumers' favorable response to the Company's "First in Southern California" marketing program.

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

        Restructuring Charge. During fiscal 1995, the Company approved and implemented a restructuring plan designed to restructure its operations in connection with the Merger. A total of 58 stores were planned to be closed, 27 of which were required to be sold pursuant to a settlement agreement with the State of California in connection with the Merger. The remaining 31 stores were under-performing stores. In addition, the Company closed two duplicate warehouse facilities no longer required by the merged entity. In accordance with this plan, the Company recorded a restructuring charge of $75.2 million, consisting of write-downs of property and equipment (net of estimated proceeds); provisions for lease obligations; write-downs of other assets and miscellaneous expenses. Approximately $28.4 million is expected to involve cash disbursements and $46.8 million is expected to involve non-cash write-downs. The Company's planned method of disposition is to sell or sublease the disposed stores/warehouse facilities. Stores closed as part of this restructuring plan contributed $91.7 million and $33.9 million in sales, and recognized operating losses of $0.6 million and $2.3 million, for fiscal 1995 and fiscal 1996, respectively. During fiscal 1995, the Company incurred cash expenditures of $2.5 million and non-cash charges of $32.2 million, related primarily to write-downs of property and equipment and other assets and payments of lease obligations. During fiscal 1996, the Company incurred cash expenditures of $6.5 million and non-cash expenditures of $11.6 million, consisting primarily of write-downs of property and equipment and payments of lease obligations. At February 2, 1997, approximately $22.4 million of the restructuring accrual remained accrued on the Company's balance sheet, consisting primarily of provisions for lease obligations. As of February 2, 1997, the Company has completed a majority of the restructuring actions, although certain lease obligations will continue through 2010.

        On December 29, 1995, the Company consummated an agreement with Smith's Food and Drug Centers ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043. The Company also acquired nine of Smith's Southern California stores. As a result of this agreement, the Company approved and implemented a restructuring plan designed to restructure its distribution operations by closing its existing La Habra distribution center and nine of its smaller and less efficient stores that were located near the stores acquired from Smith's. In accordance with this plan, the Company recorded a restructuring charge of $47.9 million, consisting of write-downs of property and equipment and provisions for lease obligations. Approximately $29.6 million is expected to involve cash disbursements and $18.3 million is expected to involve non-cash write-downs. The Company's planned method of disposition is to sell or sublease the disposed stores/distribution facility. Stores closed as part of this restructuring plan contributed $40.1 million and $23.2 million in sales, and contributed operating income of $2.0 million and $0.3 million, for fiscal 1995 and fiscal 1996, respectively. The Company completed the closure of its La Habra distribution facility in the first quarter of fiscal 1996. No charges were incurred against the restructuring accrual in fiscal 1995. During fiscal 1996, the Company incurred cash expenditures of $15.6 million and non-cash charges of $15.3 million, consisting primarily of write-downs of property and equipment and payments of lease obligations. At February 2, 1997, approximately $17.0 million of the restructuring accrual remained accrued on the Company's balance sheet, consisting primarily of provisions for lease obligations and provisions for property and equipment. As of February 2, 1997, the Company has completed a majority of the restructuring actions, with remaining actions expected to be completed by the end of fiscal 1997, although certain lease obligations will continue through 2000.

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

NAME                            AGE        POSITION
----                            ---        --------
Ronald W. Burkle.............   44         Chairman of the Board and Director

George G. Golleher...........   49         Chief Executive Officer and Director

Alfred A. Marasca............   55         President and Chief Operating Officer

Joe S. Burkle................   73         Chief Executive Officer - Falley's and Director

Greg Mays....................   50         Executive Vice President - Finance &
                                           Administration

John Standley................   34         Senior Vice President and Chief Financial Officer

Harley DeLano................   59         President - Cala Foods

Tony Schnug..................   52         Group Senior Vice President - Support
                                           Operations

Christopher Hall.............   32         Group Vice President - Finance, Controller and
                                           Chief  Accounting Officer

Robert I. Bernstein..........   34         Director

Robert Beyer.................   37         Director

Peter Copses.................   38         Director

Patrick L. Graham............   47         Director

Lawrence K. Kalantari........   37         Director

John Kissick.................   55         Director


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

        The Company is a party to a consulting agreement with Yucaipa which provides for certain management and financial services to be performed by Yucaipa for the benefit of the Company and its subsidiaries. The services of Messrs. R. Burkle, Bernstein, Graham and Kalantari acting in their capacities as directors are provided to the Company pursuant to this agreement. The consulting agreement provides for an annual management fee payable by the Company to Yucaipa in the amount of $4 million.

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

                           SUMMARY COMPENSATION TABLE


                                                                             Annual Compensation
                                                          ----------------------------------------------------------
                                                                                     No. of Shares
                                    Transition                                        Underlying         All Other
                                   Period/Fiscal            Salary      Bonus           Options      Compensation(10)
Name and Principal Position         Year Ended             ($) (7)     ($) (7)            (#)               ($)
---------------------------       -------------          ----------   ----------     -------------   ----------------
Byron E. Allumbaugh(1)            February 2, 1997        1,155,449            -              -            1,500
   Chairman                       January 28, 1996          883,333      547,692        820,227(9)         1,848
                                  January 29, 1995(6)             -            -              -                -
                                  June 25, 1994                   -            -              -                -

George G. Golleher(2)             February 2, 1997          770,833            -        100,000            1,500
   Chief Executive Officer        January 28, 1996          503,205    1,950,000(8)     200,000(9)         1,783
                                  January 29, 1995(6)       298,100      300,000              -            3,329
                                  June 25, 1994             500,000      500,000              -            3,937

Alfred A. Marasca(3)              February 2, 1997          600,000           -               -            1,500
   President and                  January 28, 1996          466,667      333,846        300,000(9)         3,000
   Chief Operating Officer        January 29, 1995(6)             -           -               -                -
                                  June 25, 1994                   -           -               -                -

Greg Mays(4)                      February 2, 1997          314,583           -          60,000            1,500
   Executive Vice President -     January 28, 1996          286,378      355,000(8)           -            1,783
   Finance / Administration an    January 29, 1995(6)       154,300       85,000              -            2,687
   Chief Financial Officer        June 25, 1994             250,000      150,000              -                -

Harley DeLano                     February 2, 1997          215,000       48,887         30,000            1,500
   President, Cala Foods          January 28, 1996          211,218      150,000              -            1,783
                                  January 29, 1995(6)       115,385       50,000              -            2,247
                                  June 25, 1994             197,404       40,000              -            3,329

Tony Schnug(5)                    February 2, 1997          247,500           -          35,000            1,500
   Group Senior Vice President    January 28, 1996          206,282     201,000               -            1,783
   Support Operations             January 29, 1995(6)       210,385     100,000               -            2,247
                                  June 25, 1994             190,000      40,000               -            3,145

-------------------

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

                          OPTION GRANTS IN FISCAL 1996


                                                                                           Potential Realizable Value at
                                                                                              Assumed Annual Rates of
                                                                                              Stock Price Appreciation
                                                Individual Grants                                  for Option Term
                             ------------------------------------------------------          --------------------------
                             No. of      % of Total Options   Exercise or
                             Options    Granted to Employees  Base Price  Expiration
                            Granted(1)     in Fiscal Year       ($/Sh)       Date             5% ($)           10%($)
                             -------            ----            -----       -------          -------          ---------
Byron E. Allumbaugh                -             -               -                -                -                  -

George G. Golleher           100,000            13.7%           10.00       4/29/06          628,895          1,593,742

Alfred A. Marasca                  -             -               -                -                -                  -

Greg Mays                     60,000             8.2%           10.00       4/29/06          377,337            956,245

Harley DeLano                 30,000             4.1%           10.00       4/29/06          188,688            478,123

Tony Schnug                   35,000             4.8%           10.00       4/29/06          220,113            557,810

-----------------------

(1) Mr. Golleher's options are immediately exercisable. Options held by Messrs. Mays, DeLano and Schnug vest over a five-year period commencing June 14, 1996.

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

                       1996 FISCAL YEAR END OPTION VALUES


                                Number of
                                  Shares                  Value of
                                Underlying               Unexercised
                                Unexercised              In-the-Money
                                Options at               Options at
                              Fiscal Year End          Fiscal Year End

                               Exercisable /            Exercisable /
Name                         Unexercisable (#)        Unexercisable ($)
-------------------          ---------------            -------------
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


    Final
   Average                   Years of Credited Service
               -----------------------------------------------------
   Salary           15         20        25         30         35
 ----------    ---------  ---------  ---------  ---------  ---------
$  100,000     $  19,348  $  25,798  $  32,347  $  38,697  $  45,146
   200,000        41,848     55,798     69,747     83,697     97,646
   300,000        90,000    120,000    150,000    180,000    180,000
   400,000       120,000    160,000    200,000    240,000    240,000
   600,000       180,000    240,000    300,000    360,000    360,000
   800,000       240,000    320,000    400,000    480,000    480,000
 1,000,000       300,000    400,000    500,000    600,000    600,000
 1,040,000
 and above       312,000    416,000    520,000    624,000    624,000


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


                                                Common              Series A              Series B
                                                Stock (1)        Preferred Stock       Preferred Stock
                                         -------------------   -------------------    -----------------
                                                                                                         Percentage     Percentage
                                           Number                Number                Number              of Total        of all
                                            of                     of                    of                 Voting       Outstanding
       Beneficial Owner (2)               Shares         %       Shares         %      Shares       %      Power(1)      Stock(1)(3)
                                         ----------     ----   ----------     ----    ---------   -----  ----------     ------------
Yucaipa and affiliates:
   The Yucaipa Companies (4)             17,566,389     65.6%           -        -            -       -      38.5%         35.8%
   Ronald W. Burkle (5)                   1,777,390      9.5%           -        -            -       -       4.7%          4.3%
   George G. Golleher (5)(6)                562,525      2.9%           -        -            -       -       1.5%          1.4%
      10000 Santa Monica Blvd
       Los Angeles, CA 90067             ----------     ----   ----------     ----    ---------    ----      ----          ----
          Total                          19,906,304     73.5%           -        -            -       -      43.3%         40.3%

Alfred A. Marasca (7)                       300,000      1.6%           -        -            -       -       0.8%          0.7%
Greg Mays (8)                                68,890      0.4%           -        -            -       -       0.2%          0.2%
Harley DeLano (9)                            30,000      0.2%           -        -            -       -       0.1%          0.1%
Tony Schnug (9)                              35,000      0.2%           -        -            -       -       0.1%          0.1%
Apollo Advisors, L.P.,
Apollo Advisors II, L.P. (10)
   2 Manhattanville Road
   Purchase, NY 10577                     1,285,165      6.8%  10,733,244     64.3%           -       -      35.6%         32.6%
BT Investment Partners, Inc.(11)
   130 Liberty Street
   New York, NY 10006                       509,812      2.7%     900,000      5.4%   3,100,000   100.0%      4.1%         12.2%
Other 1995 equity investors
   as a group (12)                           40,172      0.2%   5,000,000     30.3%           -       -      15.1%         13.8%
All directors and executive
   officers as a group
   (15 persons) (4)(5)(6)(7)(8)(9)(13)   20,350,194     73.9%           -        -            -       -      43.9%         40.8%

-----------------------

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page 47 hereof.

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


                             FOOD 4 LESS HOLDINGS, INC.



                             By:  /s/  Terrence J. Wallock
                                -------------------------------
                                       Terrence J. Wallock
                                          Secretary


Date:      December 5, 1997


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


           SIGNATURE                               TITLE                            DATE
           ---------                               -----                            ----
/s/ Ronald W. Burkle              Chairman of the Board and Director         December 5, 1997
---------------------------------
Ronald W. Burkle

/s/ George G. Golleher            Chief Executive Officer and Director       December 5, 1997
--------------------------------
George G. Golleher

/s/ Alfred A. Marasca             President, Chief Operating Officer         December 5, 1997
---------------------------------
Alfred A. Marasca

/s/ Joe S. Burkle                 Chief Executive Officer - Falley's and     December 5, 1997
--------------------------------- Director
Joe S. Burkle

/s/ Greg Mays                     Executive Vice President - Finance and     December 5, 1997
--------------------------------- Administration
Greg Mays

/s/ John Standley                 Senior Vice President and                  December 5, 1997
--------------------------------- Chief Financial Officer
John Standley

/s/ Christopher Hall              Group Vice President - Finance,            December 5, 1997
--------------------------------- Controller and Chief Accounting Officer
Christopher Hall

/s/ Robert I. Bernstein           Director                                   December 5, 1997
---------------------------------
Robert I. Bernstein

           SIGNATURE                               TITLE                            DATE
           ---------                               -----                            ----
/s/ Robert Beyer                  Director                                   December 5, 1997
---------------------------------
Robert Beyer

/s/ Peter Copses                  Director                                   December 5, 1997
---------------------------------
Peter Copses

/s/ Patrick L. Graham             Director                                   December 5, 1997
---------------------------------
Patrick L. Graham

/s/ Lawrence K. Kalantari         Director                                   December 5, 1997
-------------------------------
Lawrence K. Kalantari

/s/ John Kissick                  Director                                   December 5, 1997
---------------------------------
John Kissick

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

                           FOOD 4 LESS HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES


                                                                                          Page
                                                                                         -----
Report of Independent Public Accountants ...........................................        48
Consolidated balance sheets as of January 29, 1995, January 28, 1996 and
February 2, 1997....................................................................     49-50
Consolidated statements of operations for the 52 weeks ended June 25, 1994, the
31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the
53 weeks ended February 2, 1997.....................................................        51
Consolidated statements of cash flows for the 52 weeks ended June 25, 1994, the
31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the
53 weeks ended February 2, 1997.....................................................     52-53
Consolidated statements of stockholders' equity (deficit) for the 52 weeks ended
June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended
January 28, 1996 and the 53 weeks ended February 2, 1997 ...........................        54
Notes to consolidated financial statements..........................................     55-84

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants ...........................................        85
I       Condensed financial information of registrant...............................     86-88
II      Valuation and qualifying accounts...........................................        89



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



                                                          ARTHUR ANDERSEN LLP



Los Angeles, California
March 21, 1997 (except with respect to the matter discussed in Note 14, as to which the date is April 17, 1997)

                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                               As of
                                                                ------------------------------------
                                                                January 29,  January 28, February 2,
                                                                   1995         1996        1997
                                                                ----------   ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $   19,560   $   67,983   $   67,589
   Trade receivables, less allowances of $1,192,
     $1,954 and $4,057 at January 29, 1995,
     January 28, 1996 and February 2, 1997, respectively            23,377       60,948       46,560
   Notes and other receivables                                       3,985        6,452          531
   Inventories                                                     224,686      502,669      502,095
   Patronage receivables from suppliers                              5,173        4,557        4,433
   Prepaid expenses and other                                       13,051       34,855       21,925
                                                                ----------   ----------   ----------
      Total current assets                                         289,832      677,464      643,133

INVESTMENTS IN AND NOTES RECEIVABLE
    FROM SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                     6,718        7,288        7,020
    Certified Grocers of California & Other                          5,686        4,926        4,945

PROPERTY AND EQUIPMENT:
   Land                                                             23,488      183,125      173,803
   Buildings                                                        24,172      196,551      188,311
   Leasehold improvements                                          110,020      251,856      226,159
   Equipment and fixtures                                          190,016      441,760      401,716
   Construction in progress                                          8,042       61,296       51,117
   Leased property under capital leases                             82,526      189,061      200,199
   Leasehold interests                                              96,556      114,475      112,398
                                                                ----------   ----------   ----------
                                                                   534,820    1,438,124    1,353,703
   Less: Accumulated depreciation and amortization                 154,382      226,451      301,477
                                                                ----------   ----------   ----------

      Net property and equipment                                   380,438    1,211,673    1,052,226

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $20,496, $6,964 and $17,615 at January 29, 1995,
      January 28, 1996 and February 2, 1997, respectively           25,469       94,100       88,889
   Goodwill, less accumulated amortization of $38,560,
      $60,407 and $99,057 at January 29, 1995,
     January 28, 1996 and February 2, 1997, respectively           263,112    1,173,445    1,310,956
   Other, net                                                       29,440       19,233       24,824
                                                                ----------   ----------   ----------

                                                                $1,000,695   $3,188,129   $3,131,993
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

                           FOOD 4 LESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     As of
                                                                                   -----------------------------------------
                                                                                   January 29,    January 28,    February 2,
                                                                                      1995           1996           1997
                                                                                   -----------    -----------    -----------
CURRENT LIABILITIES:
   Accounts payable                                                                $   190,455     $  354,777     $  343,704
   Accrued payroll and related liabilities                                              42,007         94,011        106,764
   Accrued interest                                                                     10,730         23,870         31,011
   Other accrued liabilities                                                            65,279        278,904        261,582
   Income taxes payable                                                                    293            596          1,956
   Current portion of self-insurance liabilities                                        28,616         21,785         48,251
   Current portion of senior debt                                                       22,263         31,735          4,465
   Current portion of obligations under capital leases                                   4,965         22,261         28,041
                                                                                    ----------     ----------     ----------
      Total current liabilities                                                        364,608        827,939        825,774

SENIOR DEBT, net of current portion                                                    320,901      1,226,302      1,263,142

OBLIGATIONS UNDER CAPITAL LEASES                                                        40,675        130,784        126,336

SENIOR SUBORDINATED DEBT                                                               145,000        671,222        671,222

HOLDINGS DEBENTURES                                                                     65,136        247,917        283,706

DEFERRED INCOME TAXES                                                                   17,534         17,988         21,074

SELF-INSURANCE LIABILITIES                                                              44,123        127,200         91,332

LEASE VALUATION RESERVE                                                                      -         25,182         62,389

OTHER NON-CURRENT LIABILITIES                                                           10,051        102,393        106,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at January 29, 1995, 16,683,244 shares issued at January 28, 1996 and February 2, 1997 (aggregate
      liquidation value of $186.9 million)                                                   -        161,831        161,831
   Convertible Series B Preferred Stock, $.01 par value, 25,000,000 shares authorized; no shares issued at January 29, 1995, 3,100,000 shares issued at January 28, 1996 and February 2, 1997 (aggregate
      liquidation value of $34.7 million)                                                    -         31,000         31,000
   Common Stock, $.01 par value, 1,600,000 shares, 60,000,000 shares and
      60,000,000 shares authorized at January 29, 1995, January 28, 1996 and
      February 2, 1997, respectively; 1,386,169 shares, 17,207,882 shares and
      17,207,882 shares issued at January 29, 1995, January 28, 1996
      and February 2, 1997, respectively                                                    14            172            172
   Non-Voting Common Stock, $.01 par value, 25,000,000 shares authorized;
      no shares issued at January 29, 1995, January 28, 1996 or
      February 2, 1997                                                                       -              -              -
   Additional capital                                                                  105,580         56,991         56,091
   Notes receivable from stockholders                                                     (702)          (602)          (592)
   Retained deficit                                                                   (112,225)      (434,643)      (564,223)
                                                                                    ----------     ----------     ----------
                                                                                         7,333       (185,251)      (315,721)
   Treasury Stock; no shares of common stock at January 29, 1995,
      421,237 shares at January 28, 1996 and February 2, 1997                                -         (3,547)        (3,547)
                                                                                    ----------     ----------     ----------
         Total stockholders' equity (deficit)                                            7,333       (188,798)      (319,268)
                                                                                    ----------     ----------     ----------
                                                                                    $1,000,695     $3,188,129     $3,131,993
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

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             For the
                                                     ------------------------------------------------------------
                                                       52 Weeks        31 Weeks       52 Weeks        53 Weeks
                                                        Ended           Ended          Ended           Ended
                                                       June 25,       January 29,    January 28,     February 2,
                                                         1994            1995           1996             1997
                                                     ------------    ------------    ------------    ------------
SALES                                                $  2,585,160    $  1,556,522    $  4,335,109    $  5,516,259
COST OF SALES (including purchases from
   related parties of $175,929, $104,407,
   $141,432 and $95,341 for the 52 weeks
   ended June 25, 1994, the 31 weeks ended
   January 29, 1995, the 52 weeks ended
   January 28, 1996 and the 53 weeks ended
   February 2, 1997, respectively)                      2,115,842       1,294,147       3,485,993       4,326,230
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                              469,318         262,375         849,116       1,190,029

SELLING, GENERAL, ADMINISTRATIVE AND
   OTHER, NET                                             388,836         222,359         785,576         987,425

AMORTIZATION OF GOODWILL                                    7,691           4,615          21,847          38,650

LOSS (GAIN) ON DISPOSAL OF ASSETS                              37            (455)           (547)          9,317

RESTRUCTURING CHARGE                                            -           5,134         123,083               -
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                    72,754          30,722         (80,843)        154,637

INTEREST EXPENSE:
   Interest expense, excluding amortization of
      deferred financing costs                             71,545          44,948         194,458         273,550
   Amortization of deferred financing costs                 5,472           3,413           8,193          10,667
                                                     ------------    ------------    ------------    ------------
                                                           77,017          48,361         202,651         284,217

PROVISION FOR EARTHQUAKE LOSSES                             4,504               -               -               -
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY CHARGE                                (8,767)        (17,639)       (283,494)       (129,580)
PROVISION FOR INCOME TAXES                                  2,700               -             500               -
                                                     ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY CHARGE                          (11,467)        (17,639)       (283,994)       (129,580)
EXTRAORDINARY CHARGE                                            -               -          38,424               -
                                                     ------------    ------------    ------------    ------------

NET LOSS                                             $    (11,467)   $    (17,639)   $   (322,418)   $   (129,580)
                                                     ============    ============    ============    ============

LOSS PER COMMON SHARE:
   Loss before extraordinary charge                  $      (0.50)   $      (0.77)   $      (9.02)   $      (3.54)
   Extraordinary charge                                         -               -           (1.22)              -
                                                     ------------    ------------    ------------    ------------
   Net loss                                          $      (0.50)   $      (0.77)   $     (10.24)   $      (3.54)
                                                     ============    ============    ============    ============

   Average Number of Common Shares Outstanding         22,933,754      22,943,656      31,476,632      36,569,889
                                                     ============    ============    ============    ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   For the
                                                            --------------------------------------------------------
                                                             52 Weeks       31 Weeks       52 Weeks       53 Weeks
                                                               Ended          Ended          Ended          Ended
                                                              June 25,     January 29,    January 28,    February 2,
                                                               1994           1995           1996           1997
                                                            -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES:
      Cash received from customers                          $ 2,585,160    $ 1,556,522    $ 4,335,109    $ 5,516,259
      Cash paid to suppliers and employees                   (2,441,353)    (1,507,523)    (4,197,875)    (5,160,532)
       Interest paid                                            (56,762)       (33,553)      (157,441)      (230,620)
       Income taxes refunded (paid)                                (247)         1,087            256          8,344
       Interest received                                            903            867          2,562          9,531
       Loss (gain) on disposal of assets                             37            455            547         (9,317)
       Other, net                                                    84           (234)             -              -
                                                            -----------    -----------    -----------    -----------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                          87,822         17,621        (16,842)       133,665

CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment               11,953          7,199         21,373         29,503
      Payment for purchase of property and equipment            (57,471)       (49,023)      (122,355)      (123,622)
      Payment of acquisition costs, net of cash acquired        (11,050)             -       (403,301)       (12,705)
      Other, net                                                    813           (797)        (1,120)        (4,311)
                                                            -----------    -----------    -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                           (55,755)       (42,621)      (505,403)      (111,135)

CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                       28              -      1,105,500         98,946
      Net increase (decrease) in revolving loan                  (4,900)        27,300        100,100        (28,000)
      Payments of long-term debt                                (14,224)       (13,394)      (661,119)       (61,589)
      Proceeds from issuance of preferred stock                       -              -        137,500              -
      Proceeds from issuance of common stock                          -            269              -              -
      Purchase of treasury stock                                      -              -         (3,547)             -
      Purchase of common stock                                   (1,192)           (57)             -              -
      Payments of capital lease obligations                      (3,693)        (2,278)       (15,314)       (25,935)
      Deferred financing costs and other                           (179)          (276)       (92,452)        (6,346)
                                                            -----------    -----------    -----------    -----------

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                         (24,160)        11,564        570,668        (22,924)
                                                            -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               7,907        (13,436)        48,423           (394)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           25,089         32,996         19,560         67,983
                                                            -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $    32,996    $    19,560    $    67,983    $    67,589
                                                            ===========    ===========    ===========    ===========

                           FOOD 4 LESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             For the
                                                                         ------------------------------------------------
                                                                         52 Weeks    31 Weeks     52 Weeks      53 Weeks
                                                                          Ended        Ended        Ended         Ended
                                                                         June 25,   January 29,   January 28,   February 2,
                                                                           1994        1995         1996          1997
                                                                         --------    --------    -----------    ---------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                           $(11,467)   $(17,639)   $  (322,418)   $(129,580)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                  62,555      40,036        133,522      180,344
            Non-cash interest expense                                       8,767       6,139         23,877       35,789
            Amortization of debt discount                                       -           -              -          214
            Restructuring charge                                                -       5,134        123,083            -
            Non-cash extraordinary charges                                      -           -         38,424            -
            Loss (gain) on sale of assets                                      65        (455)          (547)       9,317
            Change in assets and liabilities,
               net of effects from acquisition of
               businesses:
                  Accounts and notes receivable                            (3,220)     (3,398)           (74)      14,999
                  Inventories                                             (17,125)    (11,794)           762          574
                  Prepaid expenses and other                               (5,717)    (11,239)       (18,291)       2,721
                  Accounts payable and accrued liabilities                 55,301      18,715          3,327       24,243
                  Self-insurance liabilities                               (3,790)     (8,965)           737       (9,402)
                  Deferred income taxes                                     2,506       2,794            454        3,086
                  Income taxes payable                                        (53)     (1,707)           302        1,360
                                                                         --------    --------    -----------    ---------
      Total adjustments                                                    99,289      35,260        305,576      263,245
                                                                         --------    --------    -----------    ---------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                                  $ 87,822    $ 17,621    $   (16,842)   $ 133,665
                                                                         ========    ========    ===========    =========

SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Purchase of property and equipment
         through the issuance of capital lease obligation                $  2,575    $  4,304    $    24,008    $  28,485
                                                                         ========    ========    ===========    =========

      Reduction of goodwill and deferred income taxes                    $  9,896          $-             $-           $-
                                                                         ========    ========    ===========    =========

      Acquisition of stores in fiscal year 1994 and
         RSI in fiscal year 1995
              Fair value of assets acquired, including goodwill,
                   net of cash acquired of $32,595 in fiscal year 1995   $ 11,241          $-    $ 2,098,220           $-
              Net cash paid in acquisition                                (11,050)          -       (403,301)           -
              Notes issued to seller                                            -           -       (150,000)           -
              Notes issued to advisor                                           -           -        (12,000)           -
                                                                         --------    --------    -----------    ---------
              Liabilities assumed                                        $    191          $-    $ 1,532,919           $-
                                                                         ========    ========    ===========    =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              Preferred Stock            Preferred Stock
                                                 Series A                    Series B              Common Stock
                                          ------------------------     -----------------------     --------------
                                           Number                       Number                     Number
                                             of                           of                         of
                                           Shares         Amount        Shares       Amount        Shares        Amount
                                          ----------     ---------     ----------  -----------    -----------    -----
BALANCES AT JUNE 26, 1993                          -     $       -              -     $     -       1,385,265    $  14
   Net loss                                        -             -              -           -               -        -
   Purchase of Common Stock                        -             -              -           -          (3,483)       -
   Payments of Stockholders' Notes                 -             -              -           -               -        -
                                          ----------     ---------     ----------  -----------    -----------    -----

BALANCES AT JUNE 25, 1994                          -             -              -           -       1,381,782       14
   Net loss                                        -             -              -           -               -        -
   Issuance of Common Stock                        -             -              -           -           5,504        -
   Purchase of Common Stock                        -             -              -           -          (1,117)       -
   Payments of Stockholders' Notes                 -             -              -           -               -        -
                                          ----------     ---------     ----------  -----------    -----------    -----

BALANCES AT JANUARY 29, 1995                       -             -              -           -       1,386,169       14
   Net loss                                        -             -              -           -               -        -
   Payments of Stockholders' Notes                 -             -              -           -               -        -
   Stock split of Common Stock
      (16.58609143 shares to 1 share)              -             -              -           -      21,604,957      216
   Purchase of Treasury Stock                      -             -              -           -               -        -
   Issuance of Preferred Stock            10,900,000       109,000      3,100,000      31,000               -        -
   Conversion of Common Stock
      to Preferred Stock                   5,783,244        57,831              -           -      (5,783,244)     (58)
   Preferred Stock Issuance Costs                  -        (5,000)             -           -               -        -
   Exchange RGC liability for
      stock options                                -             -              -           -               -        -
   Repurchase Stock Options                        -             -              -           -               -        -
                                          ----------     ---------     ----------  -----------    -----------    -----

BALANCES AT JANUARY 28, 1996              16,683,244       161,831      3,100,000      31,000      17,207,882      172
   Net loss                                        -             -              -           -               -        -
   Payments of Stockholders' Notes                 -             -              -           -               -        -
   Repurchase Stock Options                        -             -              -           -               -        -
                                          ----------     ---------     ----------  -----------    -----------    -----

BALANCES AT FEBRUARY 2, 1997              16,683,244     $ 161,831      3,100,000     $31,000      17,207,882    $ 172
                                          ==========     =========      =========     =======     ===========    =====



                                                  Treasury Stock
                                                ------------------
                                                                                                                   Stock-
                                                Number                   Stock-       Add'l                        holders'
                                                 of                     holders'     Paid-In        Retained       Equity
                                               Shares       Amount       Notes       Capital        Deficit       (Deficit)
                                              --------      -------      -----      ---------      ---------      ---------
BALANCES AT JUNE 26, 1993                            -     $      -      $(714)     $ 106,452      $ (83,119)     $  22,633
   Net loss                                          -            -          -              -        (11,467)       (11,467)
   Purchase of Common Stock                          -            -         78         (1,270)             -         (1,192)
   Payments of Stockholders' Notes                   -            -         50              -              -             50
                                              --------      -------      -----      ---------      ---------      ---------

BALANCES AT JUNE 25, 1994                            -            -       (586)       105,182        (94,586)     $  10,024
   Net loss                                          -            -          -              -        (17,639)       (17,639)
   Issuance of Common Stock                          -            -       (191)           460              -            269
   Purchase of Common Stock                          -            -          5            (62)             -            (57)
   Payments of Stockholders' Notes                   -            -         70              -              -             70
                                              --------      -------      -----      ---------      ---------      ---------

BALANCES AT JANUARY 29, 1995                         -            -       (702)       105,580       (112,225)        (7,333)
   Net loss                                          -            -          -              -       (322,418)      (322,418)
   Payments of Stockholders' Notes                   -            -        100              -              -            100
   Stock split of Common Stock
      (16.58609143 shares to 1 share)                -            -          -           (216)             -              -
   Purchase of Treasury Stock                 (421,237)      (3,547)         -              -              -         (3,547)
   Issuance of Preferred Stock                       -            -          -              -              -        140,000
   Conversion of Common Stock
      to Preferred Stock                             -            -          -        (57,773)             -              -
   Preferred Stock Issuance Costs                    -            -          -              -              -         (5,000)
   Exchange RGC liability for
      stock options                                  -            -          -         10,000              -         10,000
   Repurchase Stock Options                          -            -          -           (600)             -           (600)
                                              --------      -------      -----      ---------      ---------      ---------

BALANCES AT JANUARY 28, 1996                  (421,237)      (3,547)      (602)        56,991       (434,643)      (188,798)
   Net loss                                          -            -          -              -       (129,580)      (129,580)
   Payments of Stockholders' Notes                   -            -         10              -              -             10
   Repurchase Stock Options                          -            -          -           (900)             -           (900)
                                              --------      -------      -----      ---------      ---------      ---------

BALANCES AT FEBRUARY 2, 1997                  (421,237)     $(3,547)     $(592)     $  56,091      $(564,223)     $(319,268)
                                              ========      =======      =====      =========      =========      =========


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

        Closed Store Reserves

                The Company provides a reserve for the net book value of its property and equipment, net of salvage value, and the present value of the remaining lease obligation, net of sublease income at the time that management approves a plan to close a store.

        Investments in Supplier Cooperatives

                The investment in Certified is accounted for on the cost method. There are certain restrictions on the sale of this investment.

        Property and Equipment

                Property and equipment are stated at cost. Depreciation expense includes amortization of capital lease assets. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

                 Buildings and improvements            5-40 years
                 Equipment and fixtures                3-10 years
                 Property under capital leases
                    and leasehold interests            3-40 years  (lease term)

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

                In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of goodwill and other long-lived assets, the recoverability test is performed using undiscounted net cash flows for groupings of stores consistent with the past acquisitions that gave rise to the goodwill.

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

        Advertising Costs

                Advertising costs are expensed as incurred. Advertising expense for fiscal 1996, fiscal 1995, the 31 weeks ended January 19, 1995 and fiscal 1994 was $63.5 million, $54.8 million, $17.7 million and $30.4 million, respectively.

        Reclassifications

                Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

3.      SENIOR DEBT AND SENIOR SUBORDINATED DEBT

                The Company's senior debt is summarized as follows (in thousands):

                                                                      As of
                                                    -----------------------------------------
                                                    January 29,    January 28,    February 2,
                                                       1995           1996           1997
                                                    -----------    -----------    -----------

Term Loans                                          $       --     $  590,426     $  541,432
Old Term Loan                                          125,732             --             --
10.45% Senior Notes, principal due 2004 with
   interest payable semi-annually in arrears                --        520,326        520,326
10.45% Senior Notes, principal due 2004 with
   interest payable semi-annually in arrears,
   net of unamortized debt discount of $5,161
   at February 2, 1997, 11.5% yield to maturity             --             --         94,839
10.45% Senior Notes, principal due 2000 with
   interest payable semi-annually in arrears           175,000          4,674          4,674
Revolving Facility                                          --        127,400         99,400
Old Revolving Loan                                      27,300             --             --
10.0% secured promissory note, collateralized
  by the stock of Bell, due June 1996, interest
  payable quarterly                                      8,000          8,000             --
Other senior debt                                        7,132          7,211          6,936
                                                    ----------     ----------     ----------
                                                       343,164      1,258,037      1,267,607
Less--current portion                                   22,263         31,735          4,465
                                                    ----------     ----------     ----------
                                                    $  320,901     $1,226,302     $1,263,142
                                                    ==========     ==========     ==========

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

                F4L Supermarkets issued $350.0 million of 10.45% Senior Notes due 2004 (the "1995 10.45% Senior Notes") and exchanged $170.3 million principal amount of 1995 10.45% Senior Notes for an equal amount of the 10.45% F4L Senior Notes due 2000 (the "Old F4L Senior Notes") (together with the 1995 10.45% Senior Notes, the "Senior Notes"), leaving an outstanding balance of $4.7 million of the Old F4L Senior Notes. The Old F4L Senior Notes are due in two equal sinking fund payments on April 15, 1999 and 2000. The Senior Notes are senior unsecured obligations of Ralphs and rank "pari passu" in right of payment with other senior unsecured indebtedness of Ralphs. However, the Senior Notes are effectively subordinated to all secured indebtedness of Ralphs and its subsidiaries, including indebtedness under the Credit Facility. Interest on the 1995 10.45% Senior Notes is payable semiannually in arrears on each June 15 and December 15. Interest on the Old F4L Senior Notes is payable semiannually in arrears on each April 15 and October 15.

               In June 1996, Ralphs issued $100.0 million aggregate principal amount of 10.45% Senior Notes due 2004 (the "1996 10.45% Senior Notes"). The terms of the 1996 10.45% Senior Notes are substantially identical to those of Ralphs' 1995 10.45% Senior Notes, which were issued in a registered offering in June 1995 and of which $520.3 million aggregate principal amount is outstanding. The 1996 10.45% Senior Notes were issued with original issue discount resulting in gross proceeds to Ralphs of $94.6 million. In July 1996, Ralphs initiated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 1996 10.45% Senior Notes, which exchange has been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its 1996 10.45% Senior Notes.
        The Exchange Offer was completed in August 1996.

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

               The 1995 10.45% Senior Notes and the 1996 10.45% Senior Notes (the "New Senior Notes") may be redeemed, at the option of Ralphs, in whole at any time or in part from time to time, beginning in fiscal 2000, at a redemption price of 105.2 percent. The redemption price declines ratably to 100 percent in fiscal 2003. In addition, on or prior to June 15, 1998, Ralphs may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New Senior Notes originally issued, at a redemption price equal to 110.4 percent, 108.9 percent, and 107.5 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date. The Old F4L Senior Notes may be redeemed beginning in fiscal year 1996 at 104.5 percent, declining ratably to 100 percent in fiscal year 1999.

                Scheduled maturities of principal of senior debt at February 2, 1997 are as follows (in thousands):

                      Fiscal Year
                      -----------

                      1997                           $    4,465
                      1998                                4,571
                      1999                               30,571
                      2000                               71,292
                      2001                              118,401
                      Later years                     1,038,307
                                                     ----------
                                                     $1,267,607
                                                     ==========

                The Company's senior subordinated debt is summarized as follows (in thousands):

                                                                  As of
                                                -----------------------------------------
                                                January 29,    January 28,    February 2,
                                                   1995           1996           1997
                                                -----------    -----------    -----------

11.00% Senior Subordinated Notes                $       --     $  524,005     $  524,005
   principal due 2005 with interest payable
   semi-annually in arrears
13.75% Senior Subordinated Notes                        --        140,184        140,184
   principal due 2005 with interest payable
   semi-annually in arrears
13.75% Senior Subordinated Notes                   145,000          4,816          4,816
   principal due 2001 with interest payable
   semi-annually in arrears
Other Senior Subordinated debt                          --          2,217          2,217
                                                ----------     ----------     ----------
                                                $  145,000     $  671,222     $  671,222
                                                ==========     ==========     ==========


        Senior Subordinated Debt

                Concurrent with the Merger, F4LSupermarkets issued $100.0 million of 11% Senior Subordinated Notes due 2005 (the "1995 11% Senior Subordinated Notes") and (i) exchanged $142.2 million principal amount of the RGC 9% Senior Subordinated Notes due 2003 (the "Old RGC 9% Notes") and $281.8 million principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25% Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") for an equal amount of 1995 11% Senior Subordinated Notes, (ii) purchased $7.5 million principal amount of Old RGC 9% Notes and $15.2 million principal amount of Old RGC 10.25% Notes in conjunction with the offers, and (iii) subsequently purchased $0.1 million principal amount of Old RGC 9% Notes and $1.0 million principal amount of Old RGC 10.25% Notes subject to the change of control provision, leaving an outstanding balance of $0.1 million on the Old RGC 9% Notes and an outstanding balance of $2.1 million on the Old RGC 10.25% Notes. The 1995 11% Senior Subordinated Notes are senior subordinated, unsecured obligations of Ralphs and are subordinated in right of payment to all senior indebtedness, including Ralphs' obligations under the Credit Facility and the New Senior Notes and the Old F4L Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15.

                The 1995 11% Senior Subordinated Notes may be redeemed at the option of Ralphs, in whole at any time or in part from time to time, beginning in fiscal year 2000, at an initial redemption price of 105.5 percent. The redemption price declines ratably to 100 percent in fiscal year 2003. In addition, on or prior to June 15, 1998, Ralphs may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the 1995 11% Senior Subordinated Notes originally issued, at a redemption price equal to 111.0 percent, 109.4 percent, and 107.9 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date.

                F4L Supermarkets exchanged $140.2 million 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes") for an equal amount of F4L 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes," and together with the New F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4.8 million of the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes are senior subordinated unsecured obligations of Ralphs and are subordinated in right of payment to all senior indebtedness, including Ralphs' obligations under the Credit Facility, the New Senior Notes, and the Old F4L Senior Notes and the 1995 11% Senior Subordinated Notes. Interest on the 13.75% Senior Subordinated Notes is payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The New F4L Senior Subordinated Notes may be redeemed beginning in fiscal year 1996 at a redemption price of 106.111 percent. The redemption price declines ratably to 100 percent in fiscal year 2000.

                Scheduled maturities of principal of senior subordinated debt at February 2, 1997 are as follows (in thousands):

               Fiscal Year
               -----------

               1997                                     $      -
               1998                                            -
               1999                                            -
               2000                                            -
               2001                                        4,816
               Later years                               666,406
                                                        --------
                                                        $671,222
                                                        ========


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

        Subsidiary Guarantors

                All of Ralphs' wholly-owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, Ralphs' obligations under the New Senior Notes, the 1995 11% Senior Subordinated Notes and the 1997 11% Senior Subordinated Notes (See Note 14), as provided in the indentures related thereto. Neither Ralphs nor any of its subsidiaries have guaranteed Holdings' New Discount Debentures and Seller Debentures; therefore, the separate financial statements of the subsidiary guarantors are not presented.

4.      LEASES

                The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows (in thousands):

                                                           For the
                                     -------------------------------------------------------
                                      52 Weeks       31 Weeks      52 Weeks       53 Weeks
                                       Ended           Ended         Ended          Ended
                                      June 25,      January 29,   January 28,    February 2,
                                        1994           1995          1996           1997
                                     -----------    -----------   -----------    -----------

               Minimum rents           $49,788        $33,458        $97,752      $146,101
               Rents based on sales      3,806          1,999          3,439         3,786

                Following is a summary of future minimum lease payments under operating leases at February 2, 1997 (in thousands):

               Fiscal Year
               -----------

               1997                                 $   145,675
               1998                                     138,038
               1999                                     135,227
               2000                                     131,243
               2001                                     118,973
               Later years                            1,279,824
                                                    -----------
                                                    $ 1,948,980
                                                    ===========


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

               Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at February 2, 1997 are as follows (in thousands):

               Fiscal Year
               -----------

               1997                                    $ 42,467
               1998                                      36,104
               1999                                      28,207
               2000                                      22,515
               2001                                      14,146
               Later years                              101,838
                                                       --------
                    Total minimum lease payments        245,277
               Less:  amounts representing interest      90,900
                                                       --------
               Present value of minimum lease payments  154,377
               Less:  current portion                    28,041
                                                       --------
                                                       $126,336
                                                       ========


                Accumulated depreciation related to leased property under capital leases was $27.6 million, $42.7 million and $62.0 million at January 29, 1995, January 28, 1996 and February 2, 1997, respectively.

5.      INVESTMENT IN ASSOCIATED WHOLESALE GROCERS

                The Company's investment in Associated Wholesale Grocers ("A.W.G.") consists of seven- and eight-year patronage certificates received in payment of certain rebates. The instruments bear interest at 6% per annum. The Company classifies these investments as held-to-maturity securities, which are carried at amortized cost in accordance with SFAS No. 115.

                The contractual maturities at February 2, 1997 were as follows (in thousands):

                      Within one year                             $    -
                      After one year through five years            5,463
                      After five years through ten years           1,557
                                                                  ------
                                                                  $7,020
                                                                  ======


6.      INCOME TAXES

                The provision (benefit) for income taxes consists of the following (in thousands):

                         52 Weeks           31 Weeks           52 Weeks         53 Weeks
                          Ended               Ended              Ended            Ended
                         June 25,          January 29,        January 28,      February 2,
                           1994               1995               1996             1997
                       -------------      -------------      -------------     -----------

Current:
   Federal             $       3,251      $      (2,894)     $          --     $        --
   State and other               712                100                 46              --
                       -------------      -------------      -------------     -----------
                               3,963             (2,794)                46              --
                       -------------      -------------      -------------     -----------

Deferred:
   Federal                        78              2,794                 --              --
   State and other            (1,341)                --                454              --
                       -------------      -------------      -------------
                              (1,263)             2,794                454              --
                       -------------      -------------      -------------     -----------
                       $       2,700      $          --      $         500     $        --
                       =============      =============      =============     ===========

                A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 35 percent for fiscal 1994, the 1995 transition period, fiscal 1995 and fiscal 1996 is as follows (in thousands):

                                         52 Weeks          31 Weeks           52 Weeks          53 Weeks
                                          Ended              Ended              Ended             Ended
                                         June 25,         January 29,        January 28,       February 2,
                                           1994              1995               1996              1997
                                      -------------      -------------      -------------      -------------

Federal income taxes at statutory
   rate on loss before provision
   for income taxes and
   extraordinary charges              $      (3,068)     $      (6,173)     $    (112,670)     $     (45,353)
State and other taxes,
   net of federal tax benefit                    (1)                65            (18,057)            (2,321)
Effect of permanent differences
   resulting primarily from:
      Amortization of goodwill                2,820              1,701             (1,665)             9,802
      Original issue discount                   526                387                306                404
Tax credits and other                            --                 --              3,769             (4,851)
Accounting limitation of
   deferred tax benefit                       2,423              4,020            128,817             42,319
                                      -------------      -------------      -------------      -------------
                                      $       2,700      $          --      $         500      $          --
                                      =============      =============      =============      =============

                The provision (benefit) for deferred taxes consists of the following (in thousands):

                                              52 Weeks           31 Weeks           52 Weeks           53 Weeks
                                               Ended               Ended              Ended              Ended
                                              June 25,          January 29,        January 28,        February 2,
                                                1994               1995               1996               1997
                                            -------------      -------------      -------------      -------------

Property and equipment                      $      (1,687)     $         992      $        (460)     $      20,606
Inventory                                          (2,415)            (2,627)            (8,479)                40
Original issue discount                            (2,981)            (2,069)            (1,217)           (10,966)
Capital lease obligation                            2,792                527               (502)            (5,253)
Self-insurance reserves                              (535)             5,523              2,104              2,276
Accrued expense                                    (2,136)            (3,807)           (26,304)            (1,435)
Accrued payroll and related liabilities             1,721             (3,879)            (6,206)            (2,916)
Damaged inventory reimbursement                        --                 --                 --                 --
Tax intangibles                                        --                 --              6,234             10,182
State taxes                                            --                 --            (21,902)            (6,848)
Net operating losses                                5,782             (6,963)           (73,406)           (50,069)
Tax credits                                        (4,477)             1,711              3,601                 --
Accounting limitation (recognition)
   of deferred tax benefit                          1,896             12,563            128,817             42,319
Other, net                                            777                823             (1,826)             2,064
                                            -------------      -------------      -------------      -------------
                                            $      (1,263)     $       2,794      $         454      $          --
                                            =============      =============      =============      =============

                The significant components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

                                               January 29,       January 28,       February 2,
                                                   1995              1996              1997
                                               ------------      ------------      ------------

Deferred tax assets:
   Accrued payroll and related liabilities     $      6,248      $     27,579      $     30,495
   Other accrued liabilities                         18,467            71,955            73,389
   Obligations under capital leases                      --            37,584            42,837
   Original issue discount                               --             7,604            18,571
   Self-insurance liabilities                        25,204            49,773            47,497
   Loss carryforwards                                27,638           166,390           216,459
   Tax credit carryforwards                           4,157               913               913
   State taxes                                           --            31,473            38,321
   Other                                                570            18,024            16,075
                                               ------------      ------------      ------------
      Gross deferred tax assets                      82,284           411,295           484,557
   Valuation allowance                              (48,030)         (306,560)         (348,879)
                                               ------------      ------------      ------------
      Net deferred tax assets                  $     34,254      $    104,735      $    135,678
                                               ------------      ------------      ------------

Deferred tax liabilities:
   Inventories                                 $    (11,690)     $     (9,762)     $     (9,802)
   Property and equipment                           (28,527)         (106,116)         (129,808)
   Obligations under capital leases                  (9,261)               --                --
   Other                                             (2,310)             (611)             (725)
   Tax intangibles                                       --            (6,234)          (16,416)
                                               ------------      ------------      ------------
      Gross deferred tax liability                  (51,788)         (122,723)         (156,751)
                                               ------------      ------------      ------------
      Net deferred tax liability               $    (17,534)     $    (17,988)     $    (21,073)
                                               ============      ============      ============

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

                A portion of the loss carryforwards described above are subject to the provisions of the Tax Reform Act of 1986, specifically Internal Revenue Code Section 382. The law limits the use of net operating loss carryforwards when changes of ownership of more than 50 percent occur during a three-year testing period. Due to the Merger, the ownership of pre- Merger F4L Supermarkets and pre-Merger RSI changed in excess of 50 percent. As a result, Holdings' utilization of approximately $78.0 million of F4L Supermarkets' and $187.0 million of RSI's federal net operating losses will be subject to an annual usage limitation. Holdings' annual limitations under Section 382 for F4L Supermarkets' and RSI's net operating losses are approximately $15.6 million and $15.0 million, respectively. Furthermore, all of Holdings' pre-Merger RSI net tax assets will reduce goodwill when utilized in future federal income tax returns.

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

                The Company is a member of a supplier cooperative with Certified Grocers, which is used for certain purchases of inventory. Members purchase shares in the cooperative and receive patronage dividends at the end of the year. During fiscal 1996, fiscal 1995, the 1995 transition period and fiscal 1994, the Company purchased $95.3 million, $141.4 million, $104.4 million and $175.9 million, respectively, in inventory from the cooperative.

                On December 29, 1995, the Company consummated an agreement with Smith's Food and Drug Centers ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043. Annual rent is approximately $8.8 million. Pursuant to the agreement, the Company also purchased certain operating assets and inventory at the facility and nine stores for approximately $20.2 million.

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

                In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in and to fix the price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles County from December 7, 1988. The plaintiffs seek unspecified damages. Most defendants in the actions, not including the Company, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court. The Company is continuing to actively defend itself in these class action suits.

                On September 13, 1996 a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs' claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek unspecified damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Discovery has commenced and the action has been certified as a class. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

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

                The Company's historical self-insurance liability at the end of the three most recent fiscal years and the 1995 transition period is as follows (in thousands):

                                                             As of
                                 --------------------------------------------------------------
                                   June 25,       January 29,      January 28,      February 2,
                                     1994             1995             1996             1997
                                 -----------      -----------      -----------      -----------

Self-insurance liability         $    90,898      $    84,286      $   161,391      $   151,465
Less:  Discount                       (9,194)         (11,547)         (12,406)         (11,882)
                                 -----------      -----------      -----------      -----------
Net self-insurance liability     $    81,704      $    72,739      $   148,985      $   139,583
                                 ===========      ===========      ===========      ===========


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

                Pursuant to the terms of the EPA's order, the PRPs have submitted a plan for construction of an interim remedy to extract and remediate groundwater over the next fourteen years. The PRPs have also submitted an offer to the EPA for the reimbursement of a portion of the EPA's past costs. Estimates given to the PRPs by environmental consultants and attorneys are that the total costs for the remedy, including construction, operation and reimbursement to the government, will most likely range between $55 million and $75 million in present value 1997 dollars.

                In April 1997, an arbitration award allocation of 58.8% of such costs to Lockheed Martin Corporation ("Lockheed") was confirmed by the Superior Court, Los Angeles County. That judgment is now on appeal to California Court of Appeal, seeking to reduce the Lockheed allocation. The remaining 26 current Glendale PRPs have been engaged in Alternative Dispute Resolution ("ADR") efforts. The Company believes that taking into account the Lockheed appeal, the range of remediation costs and the results of the ADR allocation process, the Company's allocable share of remedy costs, in present value 1997 dollars, will likely fall within a range of $0.5 million to $2.0 million, with the likely range from $0.5 million to $0.8 million.

                It is anticipated that the EPA will issue a further administrative order to PRPs for the construction of the remedy some time in 1997, to be followed by negotiation of a consent decree with the PRPs. Such a consent decree would provide contribution protection from lawsuits by other non-signatory PRPs. Although responsibilities for compliance under federal CERCLA law are joint and several, the Glendale PRPs include many very substantial companies as members, such that the Company anticipates that the results of the PRPs' ADR allocation process will be enforceable to limit the Company's exposure.

                The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. The Company has received correspondence from the Regional Board confirming the successful completion of the remediation.

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

                The following actuarially determined components were included in the net pension expense for the above plans for fiscal years 1996 and 1995 (dollars in thousands):

                                                              1996         1995
                                                            -------      -------

          Service cost                                      $ 6,187      $ 2,841
          Interest cost on projected benefit obligation       5,293        2,543
          Actual return on assets                            (5,684)      (3,223)
          Net amortization and deferral                       1,907        1,365
                                                            -------      -------
                 Net pension expense                        $ 7,703      $ 3,526
                                                            =======      =======


                Following are the assumptions used in determining the net pension expense:

               Discount rate                                      7.00%    7.50%
               Expected long term rate of return on plan assets   9.00%    9.00%
               Rate of pay increase                               5.00%    5.00%

                The funded status of the Pension Plan (based on December 1996 and December 1995 asset values) is as follows (dollars in thousands):

                                                                      As of             As of
                                                                   February 2,       January 28,
                                                                      1997              1996
                                                                  ------------      ------------

Assets Exceed Accumulated Benefits:
Actuarial present value of benefit obligations:
  Vested benefit obligation                                       $    (45,965)     $     42,446
  Accumulated benefit obligation                                       (46,351)           43,256
  Projected benefit obligation                                         (66,858)           63,913
  Plan assets at fair value                                             50,189            44,552
                                                                  ------------      ------------

Projected benefit obligation in excess of Plan Assets                  (16,669)          (19,361)
Unrecognized net (gain)/loss                                            (3,376)            4,136
Unrecognized prior service cost                                          1,023             1,100
                                                                  ------------      ------------
  Accrued pension cost                                            $    (19,022)     $    (14,125)
                                                                  ============      ============

                The funded status of the SERP and Retirement Supplement Plan (based on December 1996 and December 1995 asset values) is as follows (dollars in thousands):

                                                                      As of             As of
                                                                   February 2,       January 28,
                                                                      1997              1996
                                                                  ------------      ------------

Accumulated Benefits Exceed Assets:
Actuarial present value of benefit obligations:
  Vested benefit obligation                                       $     (5,006)     $     (4,863)
  Accumulated benefit obligation                                        (5,236)            4,908
  Projected benefit obligation                                         (10,033)          (11,778)
  Plan assets at fair value                                                 --                --
                                                                  ------------      ------------

Projected benefit obligation in excess of Plan Assets                  (10,033)          (11,778)
Unrecognized net loss                                                      607               544
Unrecognized prior service cost                                          1,725             1,846
Adjustment required to recognize minimum liability                          (2)               --
                                                                  ------------      ------------
  Accrued pension cost                                            $     (7,703)     $     (9,388)
                                                                  ============      ============


                Following are the assumptions used in determining the funded status:

               Discount rate                      7.50%      7.50%
               Rate of pay increase               5.00%      5.00%

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

                The net postretirement benefit cost of the Postretirement Medical Plans include the following components for fiscal years 1996 and 1995 (dollars in thousands):

                                                              1996         1995
                                                             -------      -------

                 Service cost                               $   909      $   468
                 Interest cost                                  989          561
                 Return on plan assets                           --           --
                 Net amortization and deferral                 (281)        (116)
                                                            -------      -------
                        Net postretirement benefit cost     $ 1,617      $   913
                                                            =======      =======


                Following are the assumptions used in determining the net postretirement benefit cost:

          Discount rate                                         7.00%      7.50%
          Expected long term rate of return on plan assets        N/A        N/A
          Medical cost trend                                    9.00%*    10.50%

        * 1997 percentage decreases by 0.50% per year until 6.00% in 2002 and all future years.

                The funded status of the postretirement benefit plan (based on December 31, 1996 and December 31, 1995 asset values) is as follows (dollars in thousands):

                                                          1996          1995
                                                        --------      --------

     Accumulated postretirement benefit obligation:
     Retirees                                           $ (2,242)     $  2,208
     Fully eligible plan participants                     (1,777)        1,483
     Other active plan participants                      (10,126)       10,862
     Plan assets at fair value                                --            --
                                                        --------      --------

     Accumulated postretirement obligations
         in excess of plan assets                        (14,145)      (14,553)
     Unrecognized (gain)/loss                             (1,580)          562
     Unrecognized prior service cost                      (2,965)       (3,246)
                                                        --------      --------
     Accrued post retirement benefit obligation         $(18,690)     $(17,237)
                                                        ========      ========

                Following are the assumptions used in determining the funded status:

     Discount rate                                        7.50%      7.50%
     Expected long term rate of return on plan assets       N/A        N/A
     Medical cost trend                                   8.50%*    10.50%

     * 1997 percentage decreases by 0.50% per year until 6.00% in 2002 and all future years

                The effect of a 1.00 percent increase in the medical cost trend would increase the fiscal 1996 service and interest cost by $0.7 million. The accumulated postretirement benefit obligation at February 2, 1997 would also increase by $5.1 million.

Stock Plans

                Holdings has one employee stock option plan, the Food 4 Less Holdings, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for an aggregate of 3,000,000 shares of the Holdings' common stock to be available for grants to officers and other key employees of Holdings or its subsidiaries. Grants may be at the fair market value at the date of grant or at a price determined by a committee consisting of two or more non-employee directors of Holdings (the "Committee"). If a grantee owns 10 percent or more of the total combined voting power of all classes of capital stock of Holdings, the option exercise price shall be at least 110 percent of the Fair Market Value of Common Stock on the date of grant. The Committee determines the fair market value of Holdings' Common Stock using historical valuations, an analysis of Holdings' financial performance and recent information concerning private purchases and sales of Holdings' Common Stock. Options expire ten years from the date of grant and become exercisable at the rate of 20 percent per year, or over a vesting period determined by the Committee. To date, options issued under the Plan have been granted exclusively to employees of the Company.

                The following table summarizes stock options available for grant:

                                52 Weeks        53 Weeks
                                  Ended           Ended
                               January 28,     February 2,
                                  1996             1997
                               ----------      ----------

Beginning balance                      --         715,000
Authorized                      3,000,000              --
Granted                        (2,415,000)       (727,500)
Canceled                          130,000         210,250
                               ----------      ----------

Available for future grant        715,000         197,750
                               ==========      ==========


                A summary of the status of the Plan as of fiscal year 1996 and fiscal year 1995 and changes during the years ending on those dates is presented below:

                                           Fiscal Year 1995          Fiscal Year 1996
                                       -----------------------   -----------------------
                                                     Weighted-                 Weighted-
                                                      Average                   Average
                                                     Exercise                  Exercise
                                          Shares       Price       Shares        Price
                                       ----------    ---------   ----------    ---------

Outstanding at beginning of year               --      $  --      2,285,000      $ 5.78
Granted                                 2,415,000       5.86        727,500       10.00
Exercised                                      --         --             --          --
Canceled                                 (130,000)      5.39       (210,250)       5.72
                                       ----------      -----     ----------      ------

Outstanding at end of year              2,285,000       5.89      2,802,250        6.97
                                       ==========      =====     ==========      ======

Exercisable at end of year              2,225,000       5.78      2,254,000        6.23
                                       ==========      =====     ==========      ======

Weighted-average fair value of
   options granted during the year                     $3.35                     $ 3.55
                                                       =====                     ======


                The following table summarizes information about stock options outstanding at February 2, 1997:

                                     Options Outstanding                   Options Exercisable
                           ------------------------------------------  --------------------------
                                            Weighted-       Weighted-                   Weighted-
                             Number          Average         Average     Number          Average
          Range of         Outstanding      Remaining       Exercise   Exercisable      Exercise
       Exercise Prices     at 02/02/97   Contractual Life    Price     at 02/02/97        Price
       ---------------     -----------   ----------------   ---------  -----------      ---------

        $0.79 to $1.09       224,357         8.2 years      $ 0.84        224,357         $ 0.84
        $1.58 to $2.31       172,083         8.2              1.82        172,083           1.82
        $2.73 to $4.00       172,500         8.2              3.04        172,500           3.04
        $4.29 to $6.00       120,833         8.2              4.76        120,833           4.76
        $6.67 to $7.32     1,120,227         8.2              7.15      1,120,227           7.15
        $10.00               992,250         8.9             10.00        444,500          10.00
                           ---------         ---             -----      ---------         ------

        $0.79 to $10.00    2,802,250         8.5 years      $ 6.97      2,254,500         $ 6.23
                           =========         ===            ======      =========         ======

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


                                                     Fiscal Year       Fiscal Year
                                                        Ended             Ended
                                                     January 28,       February 2,
                                                        1996              1997
                                                     -----------       -----------
                                               (in thousands, except per share amounts)

        NET LOSS:

        As reported:
        Loss before extraordinary charge             $(283,994)       $(129,580)
        Extraordinary charge                            38,424                -
        Net loss                                      (322,418)        (129,580)

        Pro forma:
        Loss before extraordinary charge             $(288,401)       $(130,088)
        Extraordinary charge                            38,424                -
        Net loss                                      (326,825)        (130,088)

        LOSS PER COMMON SHARE:

        As reported:
        Loss before extraordinary charge                $(9.16)         $ (3.54)
        Extraordinary charge                             (1.22)            -
        Net loss                                        (10.38)           (3.54)

        Pro forma:
        Loss before extraordinary charge                $(9.48)          $(3.56)
        Extraordinary charge                             (1.22)            -
        Net loss                                        (10.70)           (3.56)


                At the time of the Merger, in connection with the extinguishment of a $10 million Equity Appreciation Rights ("EAR") liability, Holdings issued approximately 2.0 million options to former RGC executives at prices ranging from $0.79 to $7.32. The options were immediately vested. The exercise price was determined based upon a formula that incorporated the EAR liability extinguished, number of options issued and the estimated market price of Holdings' stock. All other options issued in fiscal 1995 were at the estimated market price of $10.

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

                The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                         As of
                                                                    February 2, 1997
                                                               ---------------------------
                                                                Carrying          Fair
                                                                 Amount           Value
                                                               ----------       ----------

               Cash and cash equivalents                       $   67,589       $   67,589
               Short-term notes and other receivables                 531              531
               Interest rate collar                                     -                -
               Investments in and notes receivable from
                  supplier cooperatives (not practicable)          11,965                -
               Long-term debt for which it is:
                  - Practicable to estimate fair values         2,044,007        2,133,193
                  - Not practicable                               178,528                -


12.     RESTRUCTURING CHARGE

                During fiscal 1995, the Company approved and implemented a restructuring plan designed to restructure its operations in connection with the Merger. A total of 58 stores were planned to be closed, 27 of which were required to be sold pursuant to a settlement agreement with the State of California in connection with the Merger. The remaining 31 stores were under- performing stores. In addition, the Company closed two duplicate warehouse facilities no longer required by the merged entity. In accordance with this plan, the Company recorded a restructuring charge of $75.2 million, consisting of write-downs of property and equipment (net of estimated proceeds); provisions for lease obligations; write-downs of other assets and miscellaneous expenses. Approximately $28.4 million is expected to involve cash disbursements and $46.8 million is expected to involve non-cash write-downs. The Company's planned method of disposition is to sell or sublease the disposed stores/warehouse facilities. Stores closed as part of this restructuring plan contributed $91.7 million and $33.9 million in sales, and recognized operating losses of $0.6 million and $2.3 million, for fiscal 1995 and fiscal 1996, respectively. During fiscal 1995, the Company incurred cash expenditures of $2.5 million and non-cash charges of $32.2 million, related primarily to write-downs of property and equipment and other assets and payments of lease obligations. During fiscal 1996, the Company incurred cash expenditures of $6.5 million and non-cash expenditures of $11.6 million, consisting primarily of write-downs of property and equipment and payments of lease obligations. At February 2, 1997, approximately $22.4 million of the restructuring accrual remained accrued on the Company's balance sheet, consisting primarily of provisions for lease obligations. As of February 2, 1997, the Company has completed a majority of the restructuring actions, although certain lease obligations will continue through 2010.

                On December 29, 1995, the Company consummated an agreement with Smith's Food and Drug Centers ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043. The Company also acquired nine of Smith's Southern California stores. As a result of this agreement, the Company approved and implemented a restructuring plan designed to restructure its distribution operations by closing its existing La Habra distribution center and nine of its smaller and less efficient stores that were located near the stores acquired from Smith's. In accordance with this plan, the Company recorded a restructuring charge of $47.9 million, consisting of write-downs of property and equipment and provisions for lease obligations. Approximately $29.6 million is expected to involve cash disbursements and $18.3 million is expected to involve non-cash write-downs. The Company's planned method of disposition is to sell or sublease the disposed stores/distribution facility. Stores closed as part of this restructuring plan contributed $40.1 million and $23.2 million in sales, and contributed operating income of $2.0 million and $0.3 million, for fiscal 1995 and fiscal 1996, respectively. The Company completed the closure of its La Habra distribution facility in the first quarter of fiscal 1996. No charges were incurred against the restructuring accrual in fiscal 1995. During fiscal 1996, the Company incurred cash expenditures of $15.6 million and non-cash charges of $15.3 million, consisting primarily of write-downs of property and equipment and payments of lease obligations. At February 2, 1997, approximately $17.0 million of the restructuring accrual remained accrued on the Company's balance sheet, consisting primarily of provisions for lease obligations and provisions for property and equipment. As of February 2, 1997, the Company has completed a majority of the restructuring actions, with remaining actions expected to be completed by the end of fiscal 1997, although certain lease obligations will continue through 2000.

13.     SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                The tables below set forth the selected quarterly financial information for fiscal year 1995 and fiscal year 1996 (in thousands, except per share amounts):


                                               12 Weeks         12 Weeks         12 Weeks         16 Weeks
                                                 Ended            Ended            Ended            Ended
        Fiscal Year 1995                       04/23/95         07/16/95         10/08/95         01/28/96
        ----------------                     -----------      -----------      -----------      -----------

Net Sales                                    $   623,598      $   857,344      $ 1,207,093      $ 1,647,074
Gross Profit                                     107,168          161,617          241,117          339,214
Loss Before Extraordinary Items                   (5,188)        (110,003)         (56,910)        (111,893)
Net Loss                                          (5,188)        (145,361)         (56,910)        (114,959)
Loss Applicable to Common Shares                  (5,188)        (145,361)         (56,910)        (114,959)

Loss Per Common Share:
Loss Before Extraordinary Items              $     (0.23)     $     (5.33)     $     (1.56)     $     (3.02)
Loss Per Common Share                        $     (0.23)     $     (7.05)     $     (1.56)     $     (3.11)


                                       12 Weeks      12 Weeks       12 Weeks      17 Weeks
                                         Ended         Ended          Ended         Ended
        Fiscal Year 1996               04/21/96      07/14/96       10/06/96      02/02/97
        ----------------             ----------     ----------    ----------    ----------

        Net Sales                    $1,230,808     $1,243,768    $1,221,018    $1,820,665
        Gross Profit                    248,637        262,247       276,079       403,066
        Net Loss                        (39,834)       (29,577)      (20,267)      (39,902)

        Loss Per Common Share        $    (1.08)    $    (0.80)   $    (0.55)   $    (1.09)


14.     SUBSEQUENT EVENT

                On March 26, 1997, Ralphs issued $155 million of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") and called all of the 13.75% Senior Subordinated Notes. The terms of the 1997 11% Senior Subordinated Notes are substantially identical to those of Ralphs' 11% Senior Subordinated Notes due 2005 issued in 1995. The 1997 11% Senior Subordinated Notes were issued at a premium price of 105.5, resulting in gross proceeds of $163.5 million. The proceeds were used to (i) redeem an aggregate of $145.0 million of its outstanding 13.75% Senior Subordinated Notes and (ii) pay accrued interest, call premiums, fees and expenses related to the 1997 11% Senior Subordinated Notes. The redemption price was 106.1 percent of the principal amount outstanding.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Food 4 Less Holdings, Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Food 4 Less Holdings, Inc. and subsidiaries as of January 29, 1995, January 28, 1996 and February 2, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995, the 52 weeks ended January 28, 1996 and the 53 weeks ended February 2, 1997, and have issued our report thereon dated March 21, 1997 (except with respect to the matter discussed in Note 14, as to which the date is April 17, 1997). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 86 through 89 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



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



                             CONDENSED BALANCE SHEET


                                                                               February 2,
                                                                                  1997
                                                                               -----------

ASSETS

    Investment in subsidiary                                                    $ (35,562)
                                                                                ---------
       Total Assets                                                             $ (35,562)
                                                                                =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

    New  Discount Notes                                                         $ 123,821
    Seller Debentures                                                             159,885
    Convertible Series A Preferred Stock, $.01 par value, 25,000,000 shares authorized and 16,683,244 outstanding
       (aggregate liquidation value of $186.9 million)                            143,600
    Convertible Series B Preferred Stock, $.01 par value,
        25,000,000 shares authorized and 3,100,000 outstanding
       (aggregate liquidation value of $34.7 million)                              31,000
    Common Stock, $.01 par value, 60,000,000 shares authorized
       and 17,207,882 outstanding                                                     172
    Additional paid-in capital                                                         --
    Retained deficit                                                             (494,040)
                                                                                ---------
                                                                                $ (35,562)
                                                                                =========



                           CONDENSED STATEMENT OF LOSS

                                                                                    53 Weeks
                                                                                      Ended
                                                                                    February 2,
                                                                                       1997
                                                                                    ----------

Net loss of subsidiary                                                              $ (93,791)
Interest expense                                                                      (35,789)
                                                                                    ----------
    Net loss                                                                        $(129,580)
                                                                                    ==========

                           FOOD 4 LESS HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               AS OF, AND FOR, THE 53 WEEKS ENDED FEBRUARY 2, 1997
                                 (IN THOUSANDS)


                        CONDENSED STATEMENT OF CASH FLOWS


RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
    (USED) BY OPERATING ACTIVITIES:
       Net loss                                                             $(129,580)
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:
              Net loss of subsidiary                                           93,791
              Non-cash interest charge                                         35,789
                                                                            ---------
NET CASH USED BY OPERATING ACTIVITIES                                              --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   --
                                                                            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      --
                                                                            =========

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


                                                  Provisions     Charged
                                    Balance at      charged         to                                      Balance
                                    beginning          to        interest                     Other         at end
                                    of period       expense     expense(a)     Payments     changes(b)    of period
                                    ----------    ----------    ----------     --------     ----------    ---------

Self-insurance liabilities

53 weeks ended February 2, 1997      $148,985      $ 29,184      $ 10,818      $ 49,404      $     --      $139,583
                                     ========      ========      ========      ========      ========      ========

52 weeks ended January 28, 1996      $ 72,739      $ 32,603      $ 10,287      $ 42,153      $ 75,509      $148,985
                                     ========      ========      ========      ========      ========      ========

31 weeks ended January 29, 1995      $ 81,704      $  6,304      $  3,453      $ 18,722      $     --      $ 72,739
                                     ========      ========      ========      ========      ========      ========

52 weeks ended June 25, 1994         $ 85,494      $ 19,880      $  5,836      $ 29,506      $     --      $ 81,704
                                     ========      ========      ========      ========      ========      ========


---------------

(a) Amortization of discount on self-insurance reserves charged to interest expense.

(b) Reflects self-insurance reserve of Ralphs Grocery Company which was acquired on June 14, 1995.

                                INDEX TO EXHIBITS


Exhibit
Number                                 Description
-------                                -----------

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

Exhibit
Number                                 Description
-------                                -----------


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

Exhibit
Number                                 Description
-------                                -----------


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

4.6.2 First Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of June 23, 1993, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 of Ralphs Grocery Company's Registration Statement on Form S-4, No. 33- 61812).

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

Exhibit
Number                                 Description
-------                                -----------


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

Exhibit
Number                                 Description
-------                                -----------


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

Exhibit
Number                                 Description
-------                                -----------


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

Exhibit
Number                                 Description
-------                                -----------

10.14.4* Third Amendment to the Ralphs Grocery Company Supplemental Executive Plan, effective as of July 1, 1995 (incorporated herein by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28,
               1996).

21#            Subsidiaries

27#            Financial Data Schedule

------------------------

# Filed herewith.
* Management contract, or compensatory plan or arrangement.